Form 10QSB
period 2000-06-30
PARK MERIDIAN FINANCIAL CORP
filed 2000-08-14
CIK 1119668

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC

                                   -----------

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                              OR

   [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM _____ TO _____

                                 Commission File Number 31277

                       PARK MERIDIAN FINANCIAL CORPORATION
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

                                 North Carolina
         ---------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   56-2196075
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                             6826 Morrison Boulevard
                         Charlotte, North Carolina 28211
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (704) 366-7275
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                               Park Meridian Bank
                   ------------------------------------------
                   (Former Name, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                         YES [X]    NO [ ]

The number of shares outstanding of the registrant's common stock as of July 21, 2000 was 2,762,179, $.01 par value.

              Transitional Small Business Disclosure Format
                           YES [X]    NO [ ]

PRELIMINARY NOTE

         On August 4, 2000, the registrant, Park Meridian Financial Corporation (the "Company"), completed a share exchange (the "Share Exchange") with Park Meridian Bank, a North Carolina banking association (the "Bank"), pursuant to an Agreement and Plan of Share Exchange between them dated May 25, 2000. One share of common stock of the Bank was exchanged for the right to receive one share of common stock, $0.01 par value, of the Company (the "Company Common Stock"). Prior to the Share Exchange, the common stock of the Bank had been registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of the Share Exchange, pursuant to Rule 12g-3(a) under the Exchange Act, the Company Common Stock is deemed registered under Section 12(g) of the Exchange Act.

         As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company was organized by the members of the board of directors of the Bank for the purpose of forming a holding company for the Bank. Prior to the completion of the Share Exchange, the Company had no assets and conducted no business. The consolidated financial statements of the Company reflect the historical operations of the Bank prior to the Share Exchange.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       PARK MERIDIAN FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                                          6/30/2000          12/31/1999
                                                                                       -------------       -------------
                                                            ASSETS

Cash and due from banks                                                                $   7,844,011       $   3,660,019
Interest-bearing deposits with banks                                                       1,937,351             949,477
Federal funds sold                                                                                --           1,400,000
Securities available for sale                                                             59,131,989          59,500,129
FHLB Stock                                                                                 2,981,000           3,784,000
Loans held for resale                                                                      4,490,371           1,455,174
Loans and leases, less allowance for loan and lease losses of
       $2,426,453 and $1,997,453                                                         180,571,605         148,343,555
Premises and equipment, net                                                                6,857,438           6,119,859
Interest receivable                                                                        1,589,981           1,352,453
Other assets                                                                               1,585,047           1,489,193
                                                                                       -------------       -------------
        TOTAL ASSETS                                                                   $ 266,988,793       $ 228,053,859
                                                                                       =============       =============


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non-interest bearing demand                                                       $  17,853,978       $  13,844,924
     Savings, NOW and money market accounts                                               36,836,890          34,998,189
     Time, $100,000 and over                                                              57,807,585          47,136,141
     Other time                                                                           70,905,162          63,042,276
                                                                                       -------------       -------------
     TOTAL DEPOSITS                                                                      183,403,615         159,021,530
                                                                                       -------------       -------------
Other borrowings                                                                          61,580,800          48,757,625
Interest payable                                                                           1,058,092             815,352
Accrued expenses and other liabilities                                                     1,569,867           1,281,310
                                                                                       -------------       -------------
     TOTAL LIABILITIES                                                                   247,612,374         209,875,817
                                                                                       -------------       -------------
Minority interest                                                                             15,144              46,773
Stockholders' equity:
     Common stock, 2,762,179 and 2,733,765 shares issued and
           Outstanding                                                                        27,622              27,338
     Surplus                                                                              14,450,039          14,323,865
     Retained Earnings                                                                     6,645,024           5,467,527
     Accumulated other comprehensive income                                               (1,761,410)         (1,709,961)
                                                                                       -------------       -------------
     TOTAL STOCKHOLDERS' EQUITY                                                           19,361,275          18,131,269
                                                                                       -------------       -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 266,988,793       $ 228,053,859
                                                                                       =============       =============

                       PARK MERIDIAN FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE PERIOD JANUARY 1 THROUGH JUNE 30, 2000 AND 1999

                                                                                     6/30/2000        6/30/1999
                                                                                    -----------       -----------
Interest income:
     Interest and fees on loans                                                     $ 7,994,276       $ 4,962,931
     Interest on federal funds sold                                                       1,294            17,326
      Interest on investment securities:
          U.S. Treasury securities                                                       85,243           128,073
          Obligations of other U.S. government agencies,
               mortgage-backed securities and corporations                            1,410,124         1,220,761
          Other Securities                                                              481,223           359,178
                                                                                    -----------       -----------
          TOTAL INTEREST INCOME                                                       9,972,160         6,688,269
                                                                                    -----------       -----------
Interest expense:
     Interest on savings, NOW and money market accounts                                 652,735           505,796
     Interest on time certificates of $100,000 or more                                1,537,789           897,597
     Interest on other time deposits                                                  1,878,283         1,679,874
     Interest on borrowings                                                           1,972,404           864,484
                                                                                    -----------       -----------
          TOTAL INTEREST EXPENSE                                                      6,041,211         3,947,751
                                                                                    -----------       -----------
          NET INTEREST INCOME                                                         3,930,949         2,740,518

Provision for loan losses:                                                              429,000           175,000
          Net interest income after provision
             for loan and lease losses                                                3,501,949         2,565,518
Other income:
     Mortgage banking income                                                            393,867           590,136
     Gain (loss) on sale of investments                                                  (4,871)           71,318
     Rental income                                                                      112,269           110,233
     Other lease financing income                                                       198,059           204,512
     Other income                                                                        51,142            29,609
                                                                                    -----------       -----------
          TOTAL OTHER INCOME                                                            750,466         1,005,808
                                                                                    -----------       -----------
Other expenses:
     Salaries & employee benefits                                                     1,422,567         1,182,332
     Occupancy expense                                                                  127,529           116,231
     Equipment expense                                                                  155,328           146,101
     Advertising and business development                                               128,021           127,360
     Printing and supplies                                                              143,454           150,927
     Professional fees                                                                  190,903           156,459
     Mortgage processing costs                                                           69,670            66,601
     Other operating expense                                                            292,507           221,374
                                                                                    -----------       -----------
          TOTAL OTHER EXPENSE                                                         2,529,979         2,167,385
                                                                                    -----------       -----------
          Net income before minority interest
                     and income taxes                                                 1,722,436         1,403,941
Minority interest                                                                         3,312           (27,970)
Income tax expense                                                                      548,251           424,393
                                                                                    -----------       -----------
          NET INCOME                                                                $ 1,177,497       $   951,578
                                                                                    -----------       -----------
Basic income per common                                                             $      0.43       $      0.35


                       PARK MERIDIAN FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

                                                                 6/30/2000          6/30/1999
                                                                -----------       -----------
Interest income:
     Interest and fees on loans                                 $ 4,286,783       $ 2,541,989
     Interest on federal funds sold                                      --             8,601
      Interest on investment securities:
          U.S. Treasury securities                                   37,730            62,367
          Obligations of other U.S. government agencies,
               mortgage-backed securities and corporations          716,525           653,028
          Other Securities                                          236,584           176,073
                                                                -----------       -----------
          TOTAL INTEREST INCOME                                   5,277,622         3,442,058
                                                                -----------       -----------
Interest expense:
     Interest on savings, NOW and money market accounts             325,356           268,779
     Interest on time certificates of $100,000 or more              818,754           445,422
     Interest on other time deposits                                979,550           841,912
     Interest on borrowings                                       1,110,434           477,109
                                                                -----------       -----------
          TOTAL INTEREST EXPENSE                                  3,234,094         2,033,222
                                                                -----------       -----------
          NET INTEREST INCOME                                     2,043,528         1,408,836

Provision for loan losses:                                          177,000           109,000
          Net interest income after provision
             for loan and lease losses                            1,866,528         1,299,836
Other income:
     Mortgage banking income                                        238,187           247,985
     Gain (loss) on sale of investments                                  --            45,577
     Rental income                                                   58,622            55,386
     Other lease financing income                                    95,129           108,778
     Other income                                                    44,161            15,540
                                                                -----------       -----------
          TOTAL OTHER INCOME                                        436,099           473,266
                                                                -----------       -----------
Other expenses:
     Salaries & employee benefits                                   725,926           541,421
     Occupancy expense                                               66,485            60,259
     Equipment expense                                               79,132            72,673
     Advertising and business development                            82,997            67,673
     Printing and supplies                                           79,446            74,148
     Professional fees                                              135,667            76,182
     Mortgage processing costs                                       39,720            21,844
     Other operating expense                                        162,635           108,312
                                                                -----------       -----------
          TOTAL OTHER EXPENSE                                     1,372,008         1,022,512
                                                                -----------       -----------
          Net income before minority interest
                     and income taxes                               930,619           750,590

Minority interest                                                      (349)          (10,922)
Income tax expense                                                  297,650           232,013
                                                                -----------       -----------
          NET INCOME                                            $   632,621       $   507,655
                                                                -----------       -----------
Basic income per common                                         $      0.23       $      0.19



                       PARK MERIDIAN FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIOD JANUARY 1 THROUGH JUNE 30, 2000 AND 1999

                                                                                  6/30/2000          6/30/1999
                                                                                 ------------       ------------
Cash flows from operating activities:
     Net Income                                                                  $  1,177,497       $    951,578
     Adjustment to reconcile net income to net cash provided by operations:
     Depreciation and amortization                                                    169,478            201,201
     Minority Interest                                                                (31,629)           (60,002)
     Provision for loan losses                                                        429,000            175,000
     Deferred income tax expense (benefit)                                            (26,504)          (740,990)
     (Gain) Loss on sale of investments                                                 4,871            (71,318)
     Net (increase) decrease in loans held for sale                                (3,035,197)           (42,381)
     Changes in operating assets and liabilities:
          Interest receivable and other assets                                       (306,878)            27,142
          Accrued expenses and other liabilities                                      557,801            145,183
                                                                                 ------------       ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                (1,061,561)           585,413
                                                                                 ------------       ------------
Cash flows from investing activities:
     Purchase on investment securities available for sale                          (3,304,340)       (21,921,067)
     Proceeds from sale of securities available for sale                            3,304,423          7,091,057
     Proceeds from maturities of investment securities available
          for sale                                                                  1,086,714          5,189,363
     Net increase in loans & leases                                               (32,657,050)       (10,846,225)
     Purchase of premises and equipment                                              (905,538)          (166,766)
                                                                                 ------------       ------------
          NET CASH USED IN INVESTING ACTIVITIES                                   (32,475,791)       (20,653,638)
                                                                                 ------------       ------------
Cash flows from financing activities:
     Net increase in deposit accounts                                              24,382,085          6,862,618
     Issuance of common stock                                                         103,958             84,997
     Proceeds from other borrowings                                                12,823,175         12,370,850
                                                                                 ------------       ------------
          NET CASH PROVIDED IN FINANCING ACTIVITIES                                37,309,218         19,318,465
                                                                                 ------------       ------------
          Net increase in cash and cash equivalents                                 3,771,866           (749,760)
                                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,009,496          6,643,376
                                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  9,781,362       $  5,893,616
                                                                                 ============       ============



                       PARK MERIDIAN FINANCIAL CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE PERIOD JANUARY 1 THROUGH JUNE 30, 2000 AND 1999

                                                                                                   ACCUMULATED
                                        COMMON       COMMON                          RETAINED          OTHER             TOTAL
                                         STOCK        STOCK                          EARNINGS       COMPREHENSIVE     STOCKHOLDERS'
                                        SHARES       AMOUNT          SURPLUS        (DEFICIT)          INCOME            EQUITY
                                        ------       ------          -------        ---------     ---------------     -------------

Balance, January 1, 2000               2,738,765      $27,388      $14,346,315      $5,467,527      $(1,709,961)      $ 18,131,269
Other comprehensive income (loss)             --           --               --              --          (51,449)           (51,449)
Issuance of common stock                  23,414          234          103,724              --               --            103,958
Net Income                                    --           --               --       1,177,497               --          1,177,497
                                       ---------      -------      -----------      ----------      -----------       ------------
BALANCE, JUNE 30, 2000                 2,762,179      $27,622      $14,450,039      $6,645,024      $(1,761,410)      $ 19,361,275
                                       =========      =======      ===========      ==========      ===========       ============







                 FOR THE PERIOD JANUARY 1 THROUGH JUNE 30, 1999

                                                                                                   ACCUMULATED
                                        COMMON       COMMON                          RETAINED          OTHER             TOTAL
                                         STOCK        STOCK                          EARNINGS       COMPREHENSIVE     STOCKHOLDERS'
                                        SHARES       AMOUNT          SURPLUS        (DEFICIT)          INCOME            EQUITY
                                        ------       ------          -------        ---------     ---------------     -------------

Balance, January 1, 1999               2,717,765      $27,178      $14,239,028      $3,458,883      $   547,971       $ 18,273,060
Other comprehensive income (loss)             --           --               --              --       (1,438,276)        (1,438,276)
Issuance of common stock                  16,000          160           84,837              --               --             84,997
Net Income                                    --           --               --         951,656               --            951,656
                                       ---------      -------      -----------      ----------      -----------       ------------
BALANCE, JUNE 30, 1999                 2,733,765      $27,338      $14,323,865      $4,410,539      $  (890,305)      $ 17,871,437
                                       =========      =======      ===========      ==========      ===========       ============


                       PARK MERIDIAN FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 - Comprehensive Income

For the three months ended June 30, 2000 and 1999, total comprehensive income
(loss), consisting of net income and unrealized securities gains and losses, net of taxes, was $581,000 and ($931,000), respectively. For the six months ended June 30, 2000 and 1999, total comprehensive income (loss) was $1,126,000 and ($487,000), respectively.

Note 3 - Other Information

On August 4, 2000, the Park Meridian Financial Corporation (the "Company") completed a share exchange (the "Share Exchange") with the Bank, in which one share of common stock of the Bank was exchanged for the right to receive one share of common stock of the Company. As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company was organized by the members of the board of directors of the Bank for the purpose of forming a holding company for the Bank. Prior to the completion of the Share Exchange, the Company had no assets and conducted no business. The consolidated financial statements of the Company reflect the historical operations of the Bank prior to the Share Exchange.

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three-month periods ended June 30, 2000 are as follows:

                                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                     --------------------------------------------------------------
                                                          INCOME                  SHARES
                                                        (NUMERATOR)            (DENOMINATOR)           PER SHARE
                                                     ------------------     --------------------     --------------
       Basic
           Income available to
               common shareholders                          $1,177,496                2,744,194              $ .43
                                                                                                     ==============
       Diluted
           Effect of dilutive securities -
           stock options                                            --                   79,437
                                                     ------------------     --------------------
           Income available to
               common shareholders
               and assumed conversions                      $1,177,496                2,823,631              $ .42
                                                     ==================     ====================     ==============


                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                     --------------------------------------------------------------
                                                          INCOME                  SHARES
                                                        (NUMERATOR)            (DENOMINATOR)           PER SHARE
                                                     ------------------     --------------------     ---------------
       Basic
           Income available to
               common shareholders                            $632,622                2,748,570                $.23
                                                                                                     ===============
       Diluted
           Effect of dilutive securities -
           stock options                                            --                   77,890
                                                     ------------------     --------------------
           Income available to
               common shareholders
               and assumed conversions                        $632,622                2,826,460                $.22
                                                     ==================     ====================     ===============


                                     PART I
                              FINANCIAL INFORMATION

         ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

On August 4, 2000, the Company completed a share exchange (the "Share Exchange") with Park Meridian Bank, a North Carolina banking association (the "Bank"), in which one share of common stock of the Bank was exchanged for the right to receive one share of common stock, $0.01 par value, of the Company. As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company was organized by the members of the board of directors of the Bank for the purpose of forming a holding company for the Bank. Prior to the completion of the Share Exchange, the Company had no assets and conducted no business. The consolidated financial statements of the Company reflect the historical operations of the Bank prior to the Share Exchange.

The fiscal period ended June 30, 2000 represents the thirty-fifth quarter of operations of the Bank. The Charlotte metropolitan area and the states of North and South Carolina continue to have very favorable economic conditions and robust growth, providing a positive environment for the growth of the Company. The Bank has a substantial capital base provided by an additional secondary offering in the second quarter of 1997, the exercise of options in the first and second quarters of 1998, and the continued growth in earnings. This capital provides a good base to support current and future growth.

Total assets increased $19,056,000 or 7.7% in the quarter to $266,989,000 at June 30, 2000 compared to $247,933,000 at March 31, 2000. For the first six months of 2000 total assets increased $38,935,000 or 17.1% compared to $228,054,000 at December 31, 1999. Loans and leases accounted for all of the growth with the funding coming from the growth in deposits and advances from the Federal Home Loan Bank.

EARNING ASSETS

Net loans and leases increased $32,228,000 to $180,572,000 at June 30, 2000 compared to $148,344,000 at December 31, 1999. At June 30, 2000, the Bank had no federal funds sold compared to $1,400,000 in federal funds sold at December 31, 1999.

FUNDING

Deposits increased by $24,382,000 to $183,404,000 at June 30, 2000 compared to $159,022,000 at December 31,1999. Time deposits represented most of the growth as customers continued to respond positively to the special deposit campaigns.

Other borrowings increased by approximately $12,823,000 to $61,581,000 at June 30, 2000 compared to $48,758,000 at the end of the year, primarily related to additional advances from the Federal Home Loan Bank to fund loan growth.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2000 net income was $633,000, which is a 24.6% increase over the $508,000 for the second quarter of 1999. The increase in earning assets resulted in a 45.1% increase in the net interest margin to $2,044,000 compared to $1,409,000 for the same quarter in 1999. As a result of the increase in loans and leases, the provision for loan loss for the quarter ended June 30, 2000 was $177,000, which was an increase of $68,000 over the second quarter of 1999. Decreases in fees from a lower volume of loans closed in the mortgage subsidiary resulted in a decrease in other income of $37,000. This is a 7.9% decrease to $436,000 compared to the $473,000 for the second quarter of 1999.

Net income for the six months ended June 30, 2000 was $1,177,000, which is a 23.7% increase over the $952,000 for the first half of 1999. Earning assets continued to grow resulting in an increase in the net interest margin of 43.4% to $3,931,000 compared to $2,741,000 for the same period in 1999. As a result of the increase in loans and leases, the provision for loan loss for the period ended June 30, 2000 was $429,000, which was an increase of $254,000 over the first half of 1999. The continuation of an aggressive expense control program resulted in operating expenses increasing by only $363,000 or 16.7% to $2,530,000 compared to $2,168,000 for the comparable period in 1999.

                                     PART II
                                OTHER INFORMATION

         ITEM 2.           CHANGES IN SECURITIES.

         (a) On August 4, 2000, the Company completed the Share Exchange with the Bank, in which one share of common stock of the Bank was exchanged for the right to receive one share of common stock, $0.01 par value, of the Company. Prior to the Share Exchange, the common stock of the Bank had been registered under Section 12(g) of the Exchange Act. As a result of the Share Exchange, pursuant to Rule 12g-3(a) under the Exchange Act, the Company Common Stock is deemed registered under Section 12(g) of the Exchange Act.

         The articles of incorporation of the Company authorize the issuance of 25,000,000 shares of capital stock, consisting of 25,000,000 shares of common stock, par value $.01 per share. A total of 2,761,179 shares of the Company common stock are outstanding as a result of the Share Exchange. Shares of the Company's common stock are traded on the Nasdaq Over-the-Counter Bulletin Board System under the symbol "PMFN."

DESCRIPTION OF COMMON STOCK

         GENERAL. Each share of the Company common stock has the same relative rights as, and is identical in all respects to, each other share of the Company common stock.

         DIVIDEND RIGHTS. Holders of shares of the Company's common stock will be entitled to receive such cash dividends as the board of directors of the Company may declare out of legally available funds. However, the payment of dividends by the Company will be subject to the restrictions of North Carolina law applicable to the declaration of dividends by a business corporation. Under such provisions, cash dividends may not be paid if a corporation will not be able to pay its debts as they become due in the usual course of business after making such cash dividend distribution or the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy certain liquidation preferential rights.

         VOTING RIGHTS. Each share of the Company common stock entitles the holder thereof to one vote on all matters upon which shareholders have the right to vote. The board of directors of the Company is classified so that approximately one-third of the directors will be elected each year. Shareholders of the Company are not entitled to cumulate their votes for the election of directors.

         LIQUIDATION RIGHTS. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of the Company common stock will be entitled to receive, after payment of all debts and liabilities of the Company, all remaining assets of the Company available for distribution in cash or in kind.

         PREEMPTIVE RIGHTS; REDEMPTION. Holders of shares of the Company common stock are not entitled to preemptive rights with respect to any shares that may be issued. The Company common stock is not subject to any redemption rights.

CERTAIN ARTICLES AND BYLAW PROVISIONS HAVING POTENTIAL ANTI-TAKEOVER EFFECTS

         GENERAL. The following is a summary of the material provisions of the Company's articles of incorporation and bylaws that address matters of corporate governance and the rights of shareholders. Certain of these provisions may delay or prevent takeover attempts not first approved by the board of directors of the Company (including takeovers that certain shareholders may deem to be in their best interests). These provisions also could delay or frustrate the removal of incumbent directors or the assumption of control by shareholders. All references to the articles of incorporation and bylaws are to the Company's articles of incorporation and bylaws in effect as of the date of this proxy statement.

         CLASSIFICATION OF THE BOARD OF DIRECTORS. The Company's articles of incorporation provide that the board of directors of the Company will be divided into three classes, Class I, Class II and Class III, which shall be as nearly equal in number as possible. Each director generally serves for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which the director was elected. However, to establish staggered terms for the board of directors of the Company, the initial directors of the Company in Class I will serve for a term ending on the date of the next annual meeting of shareholders of the Company, and the initial directors in Class II will serve for a term ending on the second annual meeting of shareholders of the Company following the date hereof. Due to the classified boards, approximately one-third of the members of the board of directors of the Company will be elected each year, and two annual meetings will be required for the Company's shareholders to change a majority of the members constituting the board of directors of the Company.

         REMOVAL OF DIRECTORS; FILLING VACANCIES. The Company's articles of incorporation provide that shareholders may remove one or more of the directors with or without cause if the number of votes to remove the director exceeds the number of votes against removal. A director may not be removed by the shareholders at a meeting unless the notice of meeting states that the purpose, or one of the purposes, of the meeting is removal of the director. Vacancies occurring in the board of directors of the Company may be filled by the first to act of the shareholders or a majority of the remaining directors, even though the number of remaining directors is less than a quorum.

         AMENDMENT OF BYLAWS. Except as otherwise provided by the North Carolina law, the board of directors can amend or repeal the bylaws. However, a bylaw adopted, amended or repealed by the shareholders may not be readopted, amended or repealed by the board of directors unless the articles of incorporation or a bylaw adopted by the shareholders authorizes the board to adopt, amend or repeal that particular bylaw or the bylaws generally.

         SPECIAL MEETINGS OF SHAREHOLDERS. The Company's bylaws provide that special meetings of shareholders may be called only by the President or Secretary of the Company or by its board of directors.

         NORTH CAROLINA SHAREHOLDER PROTECTION ACT AND NORTH CAROLINA CONTROL SHARE ACQUISITION ACT. The articles of incorporation of the Company provide that the provisions of the North Carolina Business Corporation Act entitled the North Carolina Shareholder Protection Act and the North Carolina Control Share Acquisition Act shall not apply to the Company.

         (c) Upon completion of the Share Exchange on August 4, 2000, the Company issued 2,761,179 shares of the Company common stock to the holders of the common stock of the Bank in a one-for-one exchange. The Company issued these shares in the Share Exchange without registering the transaction under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 3(a)(12) of that act. Section 3(a)(12) provides an exemption for the issuance of securities in a bank holding company reorganization transaction in which:

         o after the reorganization the newly organized holding company would have substantially the same assets and liabilities on a consolidated basis as the bank had prior to the transaction,

         o there is no substantial change in the shareholders' relative ownership interests, other than resulting from the lawful elimination of fractional shares or the exercise of dissenters' rights, and

         o the rights and interests of security holders in the new holding company are substantially the same as those in the bank.

The Company believes that the Share Exchange satisfied these requirements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On August 3, 2000, the Bank held a special meeting of its shareholders to consider approval of the plan of Share Exchange.

         (c) A total of 1,671,691 shares (or 60% of the outstanding shares) were voted in favor of the motion to approve the Share Exchange, 34,915 shares were voted against the motion, 1,220 shares were voted to abstain and 1,053,353 shares were represented at the meeting but were not voted (broker non-votes).

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  EXHIBIT NO.       EXHIBIT
                  -----------       -------

                        2.1 Agreement and Plan of Share Exchange dated as of May 25, 2000 by and between Park Meridian Bank and Park Meridian Financial Corporation (incorporated by reference to
                                    Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2000)

                        3.1 Articles of Incorporation of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2000)

                        3.2 Bylaws of Park Meridian Financial Corporation (incorporated by reference to
                                    Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2000)

                        4.1 Section 7 of the Articles of Incorporation of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2000)

                        4.2 Articles II and VII of the Bylaws of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2000)

                        21.1        List of subsidiaries

                        27.1        Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K on August 7, 2000 to report, under Item 1, the change in control of the Bank effected by the Share Exchange.

                                   SIGNATURES

 Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK MERIDIAN FINANCIAL CORPORATION

    /s/  JOSEPH M. DODSON                                Date: AUGUST 11, 2000
 ------------------------------------                         ----------------
 Joseph M. Dodson, Controller

    /s/  KEVIN T. KENNELLY                               Date: AUGUST 11, 2000
 ------------------------------------                         ----------------
 Kevin T. Kennelly, President
and Chief Executive Officer