Form 10QSB
period 2000-09-30
PARK MERIDIAN FINANCIAL CORP
filed 2000-11-13
CIK 1119668

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                   -----------

                                   FORM 10-QSB
(Mark One)
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     X           OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                          Commission File Number 31277

                       PARK MERIDIAN FINANCIAL CORPORATION
          (Exact name of small business issuer as specified in charter)

                                 North Carolina
         (State or other jurisdiction of incorporation or organization)

                                   56-2196075
                     (I.R.S. Employer Identification Number)

                             6826 Morrison Boulevard
                         Charlotte, North Carolina 28211
                    (Address of principal executive offices)

                                 (704) 366-7275
                (Issuer's telephone number, including area code)

                               Park Meridian Bank
                   (Former Name, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares outstanding of the registrant's common stock as of October 23, 2000 was 2,762,579, $.01 par value.

                  Transitional Small Business Disclosure Format
                                 YES [ ] NO [X]

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       PARK MERIDIAN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                               9/30/2000      12/31/1999
---------------------------------------------------------------------------------------------------------
Cash and due from banks                                                      $ 4,279,012     $ 3,660,019
---------------------------------------------------------------------------------------------------------
Interest-bearing deposits with banks                                           1,403,963         949,477
---------------------------------------------------------------------------------------------------------
Federal funds sold                                                                     -       1,400,000
---------------------------------------------------------------------------------------------------------
Securities available for sale                                                 60,768,827      59,500,129
---------------------------------------------------------------------------------------------------------
FHLB Stock                                                                     2,981,000       3,784,000
---------------------------------------------------------------------------------------------------------
Loans held for resale                                                          2,953,870       1,958,374
---------------------------------------------------------------------------------------------------------
Loans and leases, less allowance for loan and lease losses of
       $2,608,521 and $1,997,453                                             190,380,187     147,840,355
---------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                    7,049,226       6,119,859
---------------------------------------------------------------------------------------------------------
Interest receivable                                                            1,823,409       1,352,453
---------------------------------------------------------------------------------------------------------
Other assets                                                                   1,637,848       1,489,193
---------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                        $273,277,342    $228,053,859
---------------------------------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------
Deposits:
---------------------------------------------------------------------------------------------------------
     Non-interest bearing demand                                            $ 18,900,340    $ 13,844,924
---------------------------------------------------------------------------------------------------------
     Savings, NOW and money market accounts                                   35,234,759      34,998,189
---------------------------------------------------------------------------------------------------------
     Time, $100,000 and over                                                  64,624,123      47,136,141
---------------------------------------------------------------------------------------------------------
     Other time                                                               76,215,626      63,042,276
---------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                                                          194,974,848     159,021,530
---------------------------------------------------------------------------------------------------------
Other borrowings                                                              55,503,870      48,757,625
---------------------------------------------------------------------------------------------------------
Interest payable                                                               1,474,938         815,352
---------------------------------------------------------------------------------------------------------
Accrued expenses and other liabilities                                           791,189       1,281,310
---------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                       252,744,845     209,875,817
---------------------------------------------------------------------------------------------------------
Minority interest                                                                 18,969          46,773
---------------------------------------------------------------------------------------------------------
Stockholders' equity:
---------------------------------------------------------------------------------------------------------
     Common stock, $.01 par value, 25,000,000 authorized
           2,762,579 and 2,738,765 shares issued and outstanding                  27,626          27,388
---------------------------------------------------------------------------------------------------------
     Surplus                                                                  14,451,675      14,346,315
---------------------------------------------------------------------------------------------------------
     Retained Earnings                                                         7,285,925       5,467,527
---------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income (loss)                           (1,251,698)     (1,709,961)
---------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                               20,513,528      18,131,269
---------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $273,277,342    $228,053,859
---------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                       PARK MERIDIAN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE PERIODS JANUARY 1 THROUGH SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                           9/30/2000      9/30/1999
----------------------------------------------------------------------------------------------------
Interest income:
----------------------------------------------------------------------------------------------------
     Interest and fees on loans and leases                               $12,603,400     $7,811,029
----------------------------------------------------------------------------------------------------
     Interest on federal funds sold                                           30,718         17,864
----------------------------------------------------------------------------------------------------
     Interest on investment securities:
----------------------------------------------------------------------------------------------------
          U.S. Treasury securities                                           120,081        186,233
----------------------------------------------------------------------------------------------------
          Obligations of other U.S. government agencies,
               mortgage-backed securities and corporations                 2,124,607      1,917,280
----------------------------------------------------------------------------------------------------
          Other securities                                                   709,149        576,882
----------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                                           15,587,955     10,509,288
----------------------------------------------------------------------------------------------------
Interest expense:
----------------------------------------------------------------------------------------------------
     Interest on savings, NOW and money market accounts                    1,010,765        826,743
----------------------------------------------------------------------------------------------------
     Interest on time certificates of $100,000 or more                     2,565,000      1,351,607
----------------------------------------------------------------------------------------------------
     Interest on other time deposits                                       3,087,978      2,553,866
----------------------------------------------------------------------------------------------------
     Interest on borrowings                                                2,931,721      1,471,354
----------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                           9,595,464      6,203,570
----------------------------------------------------------------------------------------------------
          NET INTEREST INCOME                                              5,992,491      4,305,718
----------------------------------------------------------------------------------------------------
Provision for loan losses                                                    631,000        241,000
----------------------------------------------------------------------------------------------------
          Net interest income after provision
             for loan and lease losses                                     5,361,491      4,064,718
----------------------------------------------------------------------------------------------------
Other income:
----------------------------------------------------------------------------------------------------
     Mortgage banking income                                                 602,370        755,790
----------------------------------------------------------------------------------------------------
     Gain (loss) on sale of investments                                      (4,871)         71,318
----------------------------------------------------------------------------------------------------
     Rental income                                                           176,509        162,880
----------------------------------------------------------------------------------------------------
     Other lease financing income                                            261,337        284,979
----------------------------------------------------------------------------------------------------
     Other income                                                             87,844         42,811
----------------------------------------------------------------------------------------------------
          TOTAL OTHER INCOME                                               1,123,189      1,317,778
----------------------------------------------------------------------------------------------------
Other expenses:
----------------------------------------------------------------------------------------------------
     Salaries & employee benefits                                          2,105,037      1,729,587
----------------------------------------------------------------------------------------------------
     Occupancy expense                                                       190,018        182,256
----------------------------------------------------------------------------------------------------
     Equipment expense                                                       226,085        239,625
----------------------------------------------------------------------------------------------------
     Advertising and business development                                    209,005        189,660
----------------------------------------------------------------------------------------------------
     Printing and supplies                                                   229,136        221,084
----------------------------------------------------------------------------------------------------
     Professional fees                                                       317,532        217,200
----------------------------------------------------------------------------------------------------
     Mortgage processing costs                                               102,907         95,630
----------------------------------------------------------------------------------------------------
     Other operating expense                                                 435,209        375,711
----------------------------------------------------------------------------------------------------
          TOTAL OTHER EXPENSES                                             3,814,929      3,250,753
----------------------------------------------------------------------------------------------------
          Net income before minority interest and income taxes             2,669,751      2,131,743
----------------------------------------------------------------------------------------------------
Minority interest                                                              (513)        (24,585)
----------------------------------------------------------------------------------------------------
Income tax expense                                                           850,840        642,111
----------------------------------------------------------------------------------------------------
          NET INCOME                                                      $1,818,398     $1,465,047
----------------------------------------------------------------------------------------------------
Net income per common share - basic                                         $   0.66       $   0.54
----------------------------------------------------------------------------------------------------
Net income per common share - diluted                                       $   0.65       $   0.51
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       PARK MERIDIAN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                           9/30/2000      9/30/1999
----------------------------------------------------------------------------------------------------
Interest income:
----------------------------------------------------------------------------------------------------
     Interest and fees on loans and leases                                $4,609,124     $2,848,098
----------------------------------------------------------------------------------------------------
     Interest on federal funds sold                                           29,424            538
----------------------------------------------------------------------------------------------------
     Interest on investment securities:
----------------------------------------------------------------------------------------------------
          U.S. Treasury securities                                            34,838         58,160
----------------------------------------------------------------------------------------------------
          Obligations of other U.S. government agencies,
               mortgage-backed securities and corporations                   714,483        696,519
----------------------------------------------------------------------------------------------------
          Other securities                                                   227,926        217,704
----------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                                            5,615,795      3,821,019
----------------------------------------------------------------------------------------------------
Interest expense:
----------------------------------------------------------------------------------------------------
     Interest on savings, NOW and money market accounts                      358,030        320,947
----------------------------------------------------------------------------------------------------
     Interest on time certificates of $100,000 or more                     1,027,211        454,010
----------------------------------------------------------------------------------------------------
     Interest on other time deposits                                       1,209,695        873,992
----------------------------------------------------------------------------------------------------
     Interest on borrowings                                                  959,317        606,870
----------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                           3,554,253      2,255,819
----------------------------------------------------------------------------------------------------
          NET INTEREST INCOME                                              2,061,542      1,565,200
----------------------------------------------------------------------------------------------------
Provision for loan losses                                                    202,000         66,000
----------------------------------------------------------------------------------------------------
          Net interest income after provision
             for loan and lease losses                                     1,859,542      1,499,200
----------------------------------------------------------------------------------------------------
Other income:
----------------------------------------------------------------------------------------------------
     Mortgage banking income                                                 208,503        165,654
----------------------------------------------------------------------------------------------------
     Gain (loss) on sale of investments                                            -              -
----------------------------------------------------------------------------------------------------
     Rental income                                                            64,240         52,647
----------------------------------------------------------------------------------------------------
     Other lease financing income                                             63,278         80,467
----------------------------------------------------------------------------------------------------
     Other income                                                             36,702         13,202
----------------------------------------------------------------------------------------------------
          TOTAL OTHER INCOME                                                 372,723        311,970
----------------------------------------------------------------------------------------------------
Other expenses:
----------------------------------------------------------------------------------------------------
     Salaries & employee benefits                                            682,470        547,255
----------------------------------------------------------------------------------------------------
     Occupancy expense                                                        62,489         66,025
----------------------------------------------------------------------------------------------------
     Equipment expense                                                        70,757         93,524
----------------------------------------------------------------------------------------------------
     Advertising and business development                                     80,984         62,300
----------------------------------------------------------------------------------------------------
     Printing and supplies                                                    85,682         70,157
----------------------------------------------------------------------------------------------------
     Professional fees                                                       126,629         60,741
----------------------------------------------------------------------------------------------------
     Mortgage processing costs                                                33,237         29,029
----------------------------------------------------------------------------------------------------
     Other operating expense                                                 142,702        154,338
----------------------------------------------------------------------------------------------------
          TOTAL OTHER EXPENSES                                             1,284,950      1,083,369
----------------------------------------------------------------------------------------------------
          Net income before minority interest and income taxes               947,315        727,801
----------------------------------------------------------------------------------------------------
Minority interest                                                             (3,825)         3,385
----------------------------------------------------------------------------------------------------
Income tax expense                                                           302,589        217,718
----------------------------------------------------------------------------------------------------
          NET INCOME                                                       $ 640,901      $ 513,468
----------------------------------------------------------------------------------------------------
Net income per common share - basic                                         $   0.23       $   0.19
----------------------------------------------------------------------------------------------------
Net income per common share - diluted                                       $   0.23       $   0.18
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       PARK MERIDIAN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE PERIODS JANUARY 1 THROUGH SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                     9/30/2000      9/30/1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
--------------------------------------------------------------------------------------------------------------
     Net income                                                                    $ 1,818,398    $ 1,465,047
--------------------------------------------------------------------------------------------------------------
     Adjustment to reconcile net income to net cash provided by operations:
--------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                                                     263,389        302,623
--------------------------------------------------------------------------------------------------------------
     Minority interest                                                                 (27,804)       (63,387)
--------------------------------------------------------------------------------------------------------------
     Provision for loan losses                                                         631,000        241,000
--------------------------------------------------------------------------------------------------------------
     Deferred income tax expense (benefit)                                             236,075       (899,725)
--------------------------------------------------------------------------------------------------------------
     (Gain) loss on sale of investments                                                  4,871        (71,318)
--------------------------------------------------------------------------------------------------------------
     Net (increase) decrease in loans held for sale                                   (995,496)       233,993
--------------------------------------------------------------------------------------------------------------
     Changes in operating assets and liabilities:
--------------------------------------------------------------------------------------------------------------
          Interest receivable and other assets                                        (855,686)      (489,880)
--------------------------------------------------------------------------------------------------------------
          Accrued expenses and other liabilities                                       (66,610)       376,367
--------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,008,137      1,094,720
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
--------------------------------------------------------------------------------------------------------------
     Purchase of securities available for sale                                      (4,429,340)   (24,013,243)
--------------------------------------------------------------------------------------------------------------
     Proceeds from sale of securities available for sale                             3,304,423      7,091,057
--------------------------------------------------------------------------------------------------------------
     Proceeds from maturities of securities available for sale                       1,335,341      6,860,804
--------------------------------------------------------------------------------------------------------------
     Net increase in loans & leases                                               (43,170,832)    (23,848,324)
--------------------------------------------------------------------------------------------------------------
     Purchase of premises and equipment                                            (1,179,411)       (247,123)
--------------------------------------------------------------------------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                                   (44,139,819)    (34,156,829)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
--------------------------------------------------------------------------------------------------------------
     Net increase in deposit accounts                                               35,953,318     14,338,267
--------------------------------------------------------------------------------------------------------------
     Issuance of common stock                                                          105,598         84,997
--------------------------------------------------------------------------------------------------------------
     Proceeds (net of repayments) from other borrowings                              6,746,245     19,095,690
--------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED IN FINANCING ACTIVITIES                                 42,805,161     33,518,954
--------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents                        (326,521)       456,845
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     6,009,496      6,643,376
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $5,682,975     $7,100,221
--------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
--------------------------------------------------------------------------------------------------------------
     INTEREST PAID                                                                  $8,935,878    $ 6,262,826
--------------------------------------------------------------------------------------------------------------
     INCOME TAXES PAID                                                              $1,307,618      $ 630,000
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                       PARK MERIDIAN FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE PERIODS JANUARY 1 THROUGH SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                     ACCUMULATED
                                             COMMON      COMMON                                            OTHER            TOTAL
                                              STOCK       STOCK                      RETAINED      COMPREHENSIVE    STOCKHOLDERS'
                                             SHARES      AMOUNT         SURPLUS      EARNINGS      INCOME (LOSS)           EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                  2,738,765     $27,388     $14,346,315    $5,467,527       $(1,709,961)      $18,131,269
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                 -           -               -             -            458,263          458,263
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                     23,814         238         105,360             -                  -          105,598
----------------------------------------------------------------------------------------------------------------------------------
Net income                                        -           -               -     1,818,398                  -        1,818,398
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000               2,762,579     $27,626     $14,451,675    $7,285,925       $(1,251,698)      $20,513,528
----------------------------------------------------------------------------------------------------------------------------------



               FOR THE PERIOD JANUARY 1 THROUGH SEPTEMBER 30, 1999

                                                                                                     ACCUMULATED
                                             COMMON      COMMON                                            OTHER           TOTAL
                                              STOCK       STOCK                      RETAINED      COMPREHENSIVE   STOCKHOLDERS'
                                             SHARES      AMOUNT         SURPLUS      EARNINGS      INCOME (LOSS)          EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                  2,717,765     $27,178     $14,239,028    $3,458,883           $547,971     $18,273,060
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                 -           -               -             -         (1,746,526)     (1,746,526)
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                     16,000         160          84,837             -                  -          84,997
---------------------------------------------------------------------------------------------------------------------------------
Net income                                        -           -               -     1,465,047                  -       1,465,047
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999               2,733,765     $27,338     $14,323,865    $4,923,930       $(1,198,555)     $18,076,578
---------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                       PARK MERIDIAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Park Meridian Bank (the "Bank") was organized and incorporated under the laws of the State of North Carolina on July 12, 1990, and began banking operations on August 20, 1991. The Bank operates two branches in Charlotte, North Carolina. The Bank's primary source of revenue is derived from loans and leases to customers, who are predominately small-to-medium-size businesses and upper income individuals in Mecklenburg County, North Carolina.

On August 4, 2000, Park Meridian Financial Corporation (the "Company") completed a share exchange (the "Share Exchange") with the Bank, in which one share of common stock of the Bank was exchanged for the right to receive one share of common stock of the Company. As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company was organized by the members of the board of directors of the Bank for the purpose of forming a holding company for the Bank. Prior to the completion of the Share Exchange, the Company had no assets and conducted no business. The consolidated financial statements of the Company reflect the historical operations of the Bank prior to the Share Exchange.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available-for-sale securities represent the sole component of the Company's other comprehensive income (loss). Other comprehensive income (loss) consists of the following:

FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                          2000               1999
------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) on securities arising during the period         $ 694,338    ($2,646,252)
------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) related to other comprehensive income                  (236,075)      899,726
------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)                                                 $ 458,263    ($1,746,526)
------------------------------------------------------------------------------------------------------------


FOR THE THREE MONTHS ENDED SEPTEMBER 30:                                         2000           1999
------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) on securities arising during the period          $772,291      ($467,045)
------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) related to other comprehensive income                 (262,579)       158,795
------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)                                                  $509,712      ($308,250)
------------------------------------------------------------------------------------------------------------

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine and three-month periods ended September 30, 2000 are as follows:

                                                                              Average
                                                               Income         Shares
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000                (Numerator)    (Denominator)  Per Share
-----------------------------------------------------------------------------------------------------
Basic
        Income available to common shareholders                $1,818,398       2,750,322      $ .66
-----------------------------------------------------------------------------------------------------
Diluted
        Effect of dilutive securities - stock options                   -          64,178
-----------------------------------------------------------------------------------------------------
        Income available to common shareholders
        and assumed conversions                                $1,818,398       2,814,500      $ .65
-----------------------------------------------------------------------------------------------------



                                                                              Average
                                                               Income         Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000               (Numerator)    (Denominator)  Per Share
-----------------------------------------------------------------------------------------------------
Basic
        Income available to common shareholders                  $640,901       2,762,579      $ .23
-----------------------------------------------------------------------------------------------------
Diluted
        Effect of dilutive securities - stock options                   -          60,934
-----------------------------------------------------------------------------------------------------
        Income available to common shareholders
        and assumed conversions                                  $640,901       2,823,513      $ .23
-----------------------------------------------------------------------------------------------------



                                                                              Average
                                                               Income         Shares
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999                (Numerator)    (Denominator)  Per Share
-----------------------------------------------------------------------------------------------------
Basic
        Income available to common shareholders                $1,465,047       2,726,692      $ .54
-----------------------------------------------------------------------------------------------------
Diluted
        Effect of dilutive securities - stock options                   -         130,175
-----------------------------------------------------------------------------------------------------
        Income available to common shareholders
        and assumed conversions                                $1,465,047       2,856,867      $ .51
-----------------------------------------------------------------------------------------------------



                                                                              Average
                                                               Income         Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999               (Numerator)    (Denominator)  Per Share
-----------------------------------------------------------------------------------------------------
Basic
        Income available to common shareholders                  $513,468       2,733,765      $ .19
-----------------------------------------------------------------------------------------------------
Diluted
        Effect of dilutive securities - stock options                   -         119,017
-----------------------------------------------------------------------------------------------------
        Income available to common shareholders
        and assumed conversions                                  $513,468       2,852,782      $ .18
-----------------------------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

On August 4, 2000, Park Meridian Financial Corporation (the "Company") completed a share exchange (the "Share Exchange") with Park Meridian Bank, a North Carolina banking association (the "Bank"), in which one share of common stock of the Bank was exchanged for the right to receive one share of common stock, $0.01 par value, of the Company. As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company was organized by the members of the board of directors of the Bank for the purpose of forming a holding company for the Bank. Prior to the completion of the Share Exchange, the Company had no assets and conducted no business. The consolidated financial statements of the Company reflect the historical operations of the Bank prior to the Share Exchange.

The interim period ended September 30, 2000 represents the thirty-sixth quarter of operations of the Bank. The Charlotte metropolitan area and the states of North and South Carolina continue to have very favorable economic conditions and robust growth, providing a positive environment for the growth of the Company. The Bank has a substantial capital base provided by an additional secondary offering in the second quarter of 1997, the exercise of options in the first and second quarters of 1998, and the continued growth in earnings. This capital provides a good base to support current and future growth.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 2000 was $1,818,000, a 24.1% increase over the $1,465,000 reported for the first nine months of 1999. Basic earnings per share for the nine months ended September 30, 2000 increased 22.2% to $.66 compared to $.54 reported for the same nine month period in 1999. Earnings per share on a diluted basis amounted to $.65 per share for the nine months ended September 30, 2000 compared to $.51 for the nine months ended September 30, 1999.

Net income for the three months ended September 30, 2000 was $641,000, a 24.8% increase over the $513,000 earned in the third quarter of 1999. Basic earnings per share for the three months ended September 30, 2000 were $.23 compared to $.19 reported for the third quarter of 1999, an increase of 21.1%. Diluted earnings per share for the three months ended September 30, 2000 were $.23 compared to $.18 for the same period in 1999.

The increase in net income for the three and nine month periods ended September 30, 2000 is primarily due to an increase in net interest income. Net interest income increased 31.7% and 39.2% for the three and nine month periods ended September 30, 2000, respectively, when compared to the same three and nine month periods in 1999. The increases in net interest income are primarily attributable to loan growth and the rise in interest rates. Yield on earning assets increased
 .31% and 1.02% for the three and nine month periods respectively. Loans outstanding at September 30, 2000 were 44.2% higher than at September 30, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans and leases that may become uncollectible, based on evaluations of the collectibility of loans and leases. The evaluations take into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases and current economic conditions and trends that may affect the borrowers' ability to pay. The evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows on impaired loans, which may be susceptible to significant change in the future.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan and lease losses and losses on real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2000 the provision charged to expense was $631,000. This increase of $390,000 from the comparable period in 1999 is a result of growth in loan portfolio and management's review of the loan portfolio. Asset quality remains sound and essentially unchanged from the prior year. For the quarter ended September 30, 2000 and 1999, the provision charged to expense was $202,000 and $66,000, respectively.

At September 30, 2000 the Bank had one nonaccrual lease totaling $71,600. At September 30, 1999 the Bank had two nonaccrual loans totaling $69,000. The bank had no real estate owned at either period end. The following table presents changes in the allowance for loan losses for the nine months ended September 30, 2000 and 1999, respectively.

                                      SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
Beginning balance                           $ 1,997,453           $ 1,626,086
--------------------------------------------------------------------------------
Provision charged to operations                 631,000               241,000
--------------------------------------------------------------------------------
Loan and lease charge-offs                      (20,079)               (56,042)
--------------------------------------------------------------------------------
Less loan and lease recoveries                      147                 2,000
--------------------------------------------------------------------------------
ENDING BALANCE                              $ 2,608,521           $ 1,813,044
--------------------------------------------------------------------------------

NONINTEREST INCOME

Noninterest income during the nine months ended September 30, 2000 was $1,123,000 a decrease of $195,000, from $1,318,000 during the comparable period in 1999. The decrease is primarily due to a decrease in mortgage banking income caused by the rise in interest rates for the year. In addition, losses on the sale of investments for the first nine months of 2000 were $5,000 compared to a gain of $71,000 for the same period in 1999.

For the quarter ended September 30, 2000, noninterest income increased $61,000, or 19.5%, from $312,000 for the same period in 1999. This increase is primarily due to an increase in mortgage banking income for the quarter. The interest rates remaining steady for the quarter coupled with favorable economic conditions in the Charlotte area resulted in an increase in mortgage banking income for the third quarter of 2000.

NONINTEREST EXPENSE

Total noninterest expense for the nine months ended September 30, 2000 was $3,815,000, or 17.4% higher than the $3,251,000 for the nine months ended September 30, 1999. The largest increase was in salaries and employee benefits, which increased $375,000, or 21.7%, to $2,105,000. The increase in salaries and employee benefits is attributable to normal pay increases as well as the hiring of additional personnel. Professional fees also increased $100,000, or 46.2%, to $317,000 compared to $217,000 for the same period in 1999. The increase in professional fees is a result of increased legal and accounting fees associated with the formation of Park Meridian Financial Corporation, a bank holding company.

For the three months ended September 30, 2000, noninterest expense increased 18.6% to $1,285,000 compared to $1,083,000 for the same three month period in 1999. The increase in salaries and employee benefits accounted for most of the increase. For the quarter ended September 30, 2000, salaries and employee benefits totaled $682,000, a 24.7% increase over the $547,000 total for the third quarter of 1999. Salaries and employee benefits increased for the same reasons discussed above.

ASSETS AND LIABILITIES

For the nine months ended September 30, 2000, total assets increased $45,223,000, or 19.8%, to $273,277,000 compared to December 31, 1999 total assets of $228,054,000. The primary source of the growth was loans. Loans increased $42,540,000, or 28.8%, compared to December 31, 1999. Loans and leases accounted for all of the growth with the funding coming from the growth in deposits and advances from the Federal Home Loan Bank. Deposits increased by $35,953,000 to $194,975,000 at September 30, 2000 compared to $159,022,000 at
December 31,1999. Time deposits represented most of the growth as customers continued to respond positively to the special deposit campaigns. Other borrowings increased by approximately $6,746,000, or 13.8%, to $55,504,000 at September 30, 2000 compared to $48,758,000 at the end of the year, primarily related to additional advances from the Federal Home Loan Bank to fund loan growth.


CAPITAL

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are also presented in the following table.

                                                    September 30, 2000
-------------------------------------------------------------------------------------------------------
                                  Actual            For Capital Adequacy          Well Capitalized
                               Amount    Percent         Amount    Percent           Amount    Percent
-------------------------------------------------------------------------------------------------------
Total Capital (to Risk
 Weighted Assets)         $24,120,000     11.10%    $17,382,000      8.00%      $21,727,000      10.00%
-------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk
 Weighted Assets)         $21,511,000      9.90      $8,691,000      4.00       $13,036,000       6.00
-------------------------------------------------------------------------------------------------------
Tier 1 Capital (to
 Average Assets)          $21,511,000      8.58     $10,024,000      4.00       $12,530,000       5.00
-------------------------------------------------------------------------------------------------------


The Company's actual capital amounts and ratios are substantially the same as those of the Bank presented above.

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

         The articles of incorporation of the Company authorize the issuance of 25,000,000 shares of capital stock, consisting of 25,000,000 shares of common stock, par value $.01 per share. A total of 2,762,579 shares of the Company common stock are outstanding as a result of the Share Exchange. Shares of the Company's common stock are traded on the Nasdaq Over-the-Counter Bulletin Board System under the symbol "PMFN."

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

         (c) Upon completion of the Share Exchange on August 4, 2000, the Company issued 2,762,579 shares of the Company common stock to the holders of the common stock of the Bank in a one-for-one exchange. The Company issued these shares in the Share Exchange without registering the transaction under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 3(a)(12) of that act. Section 3(a)(12) provides an exemption for the issuance of securities in a bank holding company reorganization transaction in which:

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

                        27.1        Financial Data Schedule

         (b)      8-K filings

                  o August 7, 2000 - The Company filed a current report on Form 8-K to report, under item 1, the change in control of the Bank effected by the Share Exchange.

                  o September 15, 2000 - The Company filed a Current Report on Form 8-K to report the engagement of KPMG LLP as its new independent audit firm.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PARK MERIDIAN FINANCIAL CORPORATION



   /s/  Joseph M. Dodson                                         Date: November 11, 2000
--------------------------------------------------------              ------------------
Joseph M. Dodson, Chief Financial Officer


   /s/  Kevin T. Kennelly                                        Date: November 11, 2000
--------------------------------------------------------              ------------------
Kevin T. Kennelly, President and Chief Executive Officer