Form 10KSB
period 2000-12-31
PARK MERIDIAN FINANCIAL CORP
filed 2001-03-30
CIK 1119668

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                   -----------

                                   FORM 10-KSB
(Mark One)
                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
    X               OF THE SECURITIES EXCHANGE ACT OF 1934
----------        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------            THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X    NO
                                     -----    -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The consolidated revenues of the registrant and its subsidiaries for the year ended December 31, 2000 were $23,127,000.

The aggregate market value of common equity held by non-affiliates of the registrant as of March 21, 2001 was $35,965,527 based on a per share price of $13.00, the average of the closing bid and asked prices per share for the registrant's common stock on the OTC Bulletin Board on such date.

The number of shares outstanding of the registrant's common stock as of March 21, 2001 was 2,766,579.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Annual Report"), filed as Exhibit 13.1 to this form, is incorporated by reference in Part II of this form. The registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001 is incorporated by reference in Part III of this form.

 Transitional Small Business Disclosure Format. (Check one): YES       NO  X
                                                                 -----   -----

                                     PART I
ITEM 1 - BUSINESS

A. General

Park Meridian Bank (the "Bank") was incorporated under the laws of the State of North Carolina on July 12, 1990, and opened for business on August 20, 1991. The Federal Deposit Insurance Corporation insures deposits in the Bank. The Bank is not a member of the Federal Reserve System.

On August 4, 2000, Park Meridian Financial Corporation (the "Company") completed a share exchange (the "Share Exchange") with the Bank, in which one share of common stock of the Bank was exchanged for the right to receive one share of common stock of the Company. As a result of the Share Exchange, the Bank became a wholly owned subsidiary of the Company. The Company was organized by the members of the board of directors of the Bank for the purpose of forming a holding company for the Bank. Prior to the completion of the Share Exchange, the Company had no assets and conducted no business. The consolidated financial statements of the Company reflect the historical operations of the Bank prior to the Share Exchange. The Company's operations are consolidated through the Bank and its subsidiary, Park Mortgage Company, LLC, a mortgage lender.

The Bank is engaged in commercial banking and other closely related businesses in Charlotte, North Carolina. The Bank currently operates two locations in Charlotte. The main office is in the Morrocroft neighborhood of the Southpark area. The branch is in the Eastover section of Myers Park in the same general area of the city. Most of the Bank's customers live or work in southeast Charlotte, although the Bank serves customers throughout Mecklenburg County and surrounding areas and, in certain instances, in more distant locations.

The Bank operates under a marketing strategy that focuses on high quality, personalized service. The Bank markets its services almost exclusively in a "one-on-one" fashion relying very little on any sort of mass advertising, although the Bank does periodically use rate-based advertising to attract certificates of deposit. Small business lending, equipment leasing, mortgage origination and investment services are other important aspects of the Bank's strategic plan.

The Bank offers a range of deposit services, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transactional accounts and time certificates are tailored to the Bank's principal market area at rates that are competitive with those offered in the area. Retirement accounts such as IRAs (Individual Retirement Accounts) are also offered.

As of December 31, 2000, the Bank had 10 deposit relationships that each accounted for 1/2% or more of the Bank's total deposits. The Bank believes that the loss of any one of these relationships would not materially adversely affect the Bank's business.

The Bank offers a range of short-term to intermediate-term commercial and personal loans. The Bank makes personal loans directly to individuals for various purposes, including the purchase of homes, automobiles, boats and other recreational vehicles, home improvements, education and personal investments. Loans are made on both a collateralized and uncollateralized basis. Loans are made primarily to small businesses, professionals and relatively high net-worth individuals for commercial, investment purposes and property acquisition. The Bank's loans are not concentrated in a single industry or group of related industries.

During 1992, the Bank began an equipment leasing operation. This operation functions as a division of the Bank under the name "Park Leasing Company." The Company believes that finance leasing provides its commercial clients with an alternative method of financing the acquisition of capital assets. The Bank employs the same credit analysis in evaluating a finance leasing application as is employed in its commercial lending operation. Four of the Bank's 46 full-time employees are involved in the leasing operation which is managed by an individual with over 25 years experience in commercial leasing, all in the Charlotte area.

During 1995, the Bank opened Park Mortgage Company LLC to operate as a mortgage banking company. Park Mortgage Company, which is 80% owned by the Bank, originates residential mortgage loans primarily for sale to institutional investors. In 2000, Park Mortgage Company originated and sold approximately $63,000,000 of mortgage loans. Seven of the Bank's 46 full-time employees are involved in the mortgage operations.

In July 1995, the Bank entered into an operating agreement with Financial Network Investment Corporation (FNIC) to provide non-FDIC insured investment products primarily to the Bank's clientele. FNIC specializes in working with regulated financial institutions in the United States.

The Bank participates in a national network of automated teller machines that may be used by customers in cities throughout the country. The Bank also offers VISA credit cards through a relationship with a correspondent bank.

The Bank provides safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank does not offer trust services or international or investment banking services.

For the period beginning January 1, 2000 and ending December 31, 2000, the Bank's average equity was $19,850,000, average total deposits were $175,758,000 and the ratio of average daily loans and leases to average daily deposits was 104.4%.

B. COMPETITION

The banking business in Charlotte is highly competitive with respect to both loans and deposits. North Carolina laws permit statewide branching by banks and savings and loan associations, and there are seventeen commercial banks and two savings and loan associations with facilities in Mecklenburg County. The sixteen commercial banks have over 200 branches in Mecklenburg County with deposits of approximately $14 billion and six are headquartered in Mecklenburg County.

The principal areas and methods of competition in the banking industry are the services that are offered, pricing of those services, the convenience and availability of the services and the degree of expertise and personal manner with which those services are offered.

The Company has encountered competition from most of the financial institutions in its extended market area. In the conduct of certain areas of its business the Company also competes with money market mutual funds and other financial services institutions, some of which are not subject to the same degree of regulation as the Company.

Many of the Company's competitors have substantially greater resources and lending abilities than the Company and offer certain services, such as international banking, investment banking and trust services, that the Company does not presently provide. Some competitors, including large regional banks, have private banking departments that are devoted to serving the same customers that are targeted by the Company. The Company has marketed to the customer base through superior personal service and the use of a courier service to facilitate banking convenience.

C. SUPERVISION AND REGULATION

As a registered bank holding company, the Company is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As a state-chartered bank whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is subject to supervision, examination and regulation by the North Carolina State Banking Commission (the "State Banking Commission") and the FDIC. The earnings of the Bank and its subsidiary, and therefore the Company's earnings, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the State Banking Commission and the FDIC. The regulations of these agencies govern most aspects of the Bank's business, including capital adequacy ratios, reserves against deposits, restrictions on the rate of interest which may be paid on some deposit instruments, limitations on the nature and amount of borrowings, dividends, loans that may be made, the location of branch offices and the nature and scope of the Company's and the Bank's activities. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of the Company's shareholders.

A bank holding company, and the companies under its control, are permitted to engage in activities considered "closely related to banking" as defined by the Bank Holding Company Act and Federal Reserve Board interpretations. A bank holding company may engage directly or indirectly in activities considered to be closely related to banking, either de novo or by acquisition, provided the bank holding company obtains Federal Reserve Board approval or for certain limited activities gives the Federal Reserve Board after-the-fact notice of the new activities.

The Company's primary source of such funds, and funds used to pay principal and interest on indebtedness of the Company, is dividends received from the Bank. The Bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

In addition, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and capital and non-capital standards established under applicable law. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

The Bank is periodically assessed insurance premiums by the FDIC in connection with the insurance of deposits. The Bank is required under North Carolina law to maintain deposit insurance with the FDIC. Insurance assessments may be increased or decreased within certain parameters established by statute. In 1995, the FDIC reduced the assessment for insurance of deposits from $.23 per $100 of deposits to the rate of $.04 per $100 of deposits. In 1996 the regulations were changed to an assessment of zero to 27% based on the capital level of the institution. During 1999 the assessment rate for the Bank was zero.

D. STOCK SPLITS

The dividends that may be paid by the Company to its shareholders are subject to legal limitations. During 1998, 1997, 1996 and 1995, the Company issued a 25% stock dividend effected in the form of a five for four stock split issued to stockholders of record as of September 1, 1998, October 15, 1997, July 22, 1996, and July 1, 1995. In 1996 and 1998 the par value of the common shares was reduced from $5.00 to $4.00 and from $4.00 to $3.00 per common share, respectively. The number of shares reserved for purchase under stock option plans, the number of options granted, the option price and other terms of stock option plans were also modified to give effect to the stock splits.

E. STOCK OFFERING

In the second quarter of 1997 the Company made a secondary capital offering that resulted in the sale of 323,820 shares of common stock at $13.50 per share resulting in additional capital of $4,328,427, net of offering expenses.

ITEM 2 - PROPERTIES

The Company owns its main office building, which is located at 6826 Morrison Boulevard, Charlotte, on an 8.1 acre tract of land that is owned in common with four other commercial entities. There are no major encumbrances with respect to the property. The building has two stories, with 6,000 square feet on each floor. The Company's facility was adequate for 1996 although there had developed, by year end, a need to lease or purchase additional space to provide for the growth of the Bank's existing business lines. In February 1997, the Company announced that it had filed applications with the Banking Commission and the FDIC to permit it to open a second branch to be located in the Myers Park/Eastover neighborhood of Charlotte. This application was approved. The Company acquired an option to purchase two adjoining properties on Providence Road near the intersection with Queens Road. The Company acquired the two properties in third quarter of 1997. Bids were solicited and a contract was entered for the construction of the new building to be known as the Eastover branch in Myers Park.

During the second quarter of 1998, the Company opened this first branch at 1045 Providence Road in Charlotte. The cost of the new building, equipment, and furnishings was approximately $3,095,000. Included in this building is future expansion space for the Company, which is currently being leased out to a law firm for approximately $42,000 per year. The location of this branch in the upscale area of Myers Park/Eastover and the proximity to much of the current customer base has allowed this branch to get off to a strong start, and management expects this to be a very successful banking location.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for the vote of the security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Company's common stock commenced trading on the OTC Bulletin Board on October 22, 1998. Prior to that there was no established market for trading of the Company's Common Stock. The following table sets forth the high and low bid information for the Company's common stock for each fiscal quarter in the two-year period ended December 31, 2000:

                                           HIGH          LOW
                                           ----          ---
                1999
                ----
                First quarter           $ 17.50       $ 15.63
                Second quarter            16.50         15.75
                Third quarter             16.75         14.75
                Fourth quarter            16.00         13.50

                2000
                ----
                First quarter             14.13          8.88
                Second quarter            13.50         10.25
                Third quarter             12.13          9.53
                Fourth quarter            10.13          9.13


As of March 19, 2001, there were approximately 700 holders of common stock.

No cash dividends were paid during 2000. Dividends may not be paid unless the Company's capital surplus is at least 50 percent of its paid-in capital.

During 1998, the Company issued a five for four stock split effected in the form of a 25% stock dividend to stockholders of record as of September 1, 1998. This stock split issued in 1998 was in addition to the five for four splits effected in 1995, 1996 and 1997.

In the second quarter of 1997 the Company made a secondary capital offering that resulted in the sale of 323,820 shares of common stock at $13.50 per share resulting in additional capital of $4,328,427, net of offering expenses.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by this section is incorporated by reference to the Management's Discussion & Analysis of Financial Condition and Results of Operations appearing on pages 25 through 37 in the 2000 Annual Report.

ITEM 7 - FINANCIAL STATEMENTS

The information required by this section is incorporated by reference to the consolidated financial statements set forth on pages 3 through 24 in the 2000 Annual Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


For 1999 and 1998, the Bank's financial statements (and hence the Company's financial statements for these periods) have been audited by PricewaterhouseCoopers LLP. In September 2000, the Company's Board of Directors, upon recommendation by the Audit Committee, dismissed PricewaterhouseCoopers LLP as the Company's independent accountants and engaged KPMG LLP as the Company's independent certified public accountants for the year ending December 31, 2000. The report of PricewaterhouseCoopers LLP on the financial statements of the Bank in prior years did not contain an adverse opinion or disclaim any opinion and did not include any qualification or modification regarding the scope of its audit or application of accounting principles.


                                   PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this section is incorporated by reference to the information in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001.


ITEM 10 - EXECUTIVE COMPENSATION

The information required by this section is incorporated by reference to the information in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section is incorporated by reference to the information in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section is incorporated by reference to the information in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001.

ITEM 13 - EXHIBITS AND FORMS ON FORM 8-K

(a)      The following exhibits are filed herewith or incorporated by reference:

2.1 Agreement and Plan of Share Exchange dated as of May 25, 2000 by and between Park Meridian Bank and Park Meridian Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 7, 2001).

3.1 Articles of Incorporation of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 7, 2001).

3.2 Bylaws of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated August 7, 2001).

4.1 Section 7 of the Articles of Incorporation of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 7, 2001).

4.2 Articles II and VII of the Bylaws of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 7, 2001).

10.1* Amended and Restated Employment Agreement between Kevin T. Kennelly and Park Meridian Bank dated as of January 1, 1998.

10.2* Employment Agreement dated March 24, 1994 between the Bank and Bryan F. Kennedy, III

10.3*    Amended and Restated Employee Stock Option Plan

10.4*    Directors Stock Option Plan.

10.5 Operating Agreement dated February 15, 1995 with regard to the operation of Park Mortgage Company, LLC.

10.6* Supplemental Defined Benefit Plan between Kevin T. Kennelly and Park Meridian Bank

10.7* Supplemental Contribution Plan between Kevin T. Kennelly and Park Meridian Bank

10.8 Operating Agreement dated July 20, 1995 between Financial Network Corporation and Park Meridian Bank

13.1     Annual Report of Shareholders for the year ended December 31, 2000

21.1     List of subsidiaries.

23.1     Consent of KPMG LLP.

23.2     Consent of PricewaterhouseCoopers LLP.

-------------------------
* Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PARK MERIDIAN FINANCIAL CORPORATION


Date: March 28, 2001                   By: /s/  Kevin T. Kennelly
      --------------                       -------------------------------------
                                           Kevin T. Kennelly
                                           President and Chief Executive Officer

                                       By: /s/  Joseph M. Dodson
                                           -------------------------------------
                                           Joseph M. Dodson
                                           Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Larry W. Carroll                                Date  March 28, 2001
 --------------------------------------                    --------------
Larry W. Carroll, Director

 /s/ Robert F. Gilley                                Date  March 28, 2001
 --------------------------------------                    --------------
 Robert F. Gilley, Director

 /s/Averill C. Harkey                                Date  March 28, 2001
 --------------------------------------                    --------------
 Averill C. Harkey, Director

 /s/ Henry A. Harkey                                 Date  March 28, 2001
 --------------------------------------                   --------------
 Henry A. Harkey, Director

 /s/ Kevin T. Kennelly                               Date  March 28, 2001
 --------------------------------------                    --------------
 Kevin T. Kennelly, Director

 /s/ Steven W. Luquire                               Date  March 28, 2001
 --------------------------------------                    --------------
 Steven W. Luquire, Director

 /s/ James L. Montag                                 Date  March 28, 2001
   ------------------------------------                    --------------
 James L. Montag, Director

 /s/ James L. Moore                                  Date  March 28, 2001
 --------------------------------------                    --------------
 James L. Moore, Director

 /s/ William O. Musgrave                             Date  March 28, 2001
   ------------------------------------                    --------------
 William O. Musgrave, Director

 /s/ Robert M. Pittenger                             Date  March 28, 2000
 --------------------------------------                    --------------
 Robert M. Pittenger, Director

 /s/ J. Ralph Squires                                Date  March 28, 2001
 --------------------------------------                    --------------
 J. Ralph Squires, Director

 /s/ Victoria S. Sutton                              Date  March 28, 2001
   ------------------------------------                    --------------
 Victoria S. Sutton, Director

 /s/ C. Rex Welton                                   Date  March 28, 2001
 --------------------------------------                    --------------
 C. Rex Welton, Director

 /s/ Jeffry V. Mullins                               Date  March 28, 2000
---------------------------------------                    --------------
 Jeffry V. Mullins, Director