Form 10QSB
period 2001-03-31
PARK MERIDIAN FINANCIAL CORP
filed 2001-05-14
CIK 1119668

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                   -----------

                                   FORM 10-QSB
(Mark One)
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     X                OF THE SECURITIES EXCHANGE ACT OF 1934
-----------       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
-----------            THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                              YES   X    NO
                                  -----     -----

The number of shares outstanding of the registrant's common stock as of April 23, 2001 was 2,776,579, $.01 par value.

                  Transitional Small Business Disclosure Format
                             YES        NO   X
                                 ------    -----

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              PARK MERIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

                                                                                   3/31/2001             12/31/2000
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                        $  4,787,257           $  7,380,164
-------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits with banks                                              2,131,364                797,532
-------------------------------------------------------------------------------------------------------------------
Federal funds sold                                                                  675,000              6,350,000
-------------------------------------------------------------------------------------------------------------------
Securities available for sale                                                    55,682,803             61,367,520
-------------------------------------------------------------------------------------------------------------------
FHLB stock                                                                        2,981,000              2,981,000
-------------------------------------------------------------------------------------------------------------------
Loans held for resale                                                             9,948,065              4,711,355
-------------------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income                                        199,809,808            194,390,091
-------------------------------------------------------------------------------------------------------------------
     Allowance for loan and lease losses                                         (2,892,748)            (2,763,447)
===================================================================================================================
Net loans and leases                                                            196,917,060            191,626,644
-------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                       7,550,933              7,339,690
-------------------------------------------------------------------------------------------------------------------
Interest receivable                                                               1,687,629              1,717,242
-------------------------------------------------------------------------------------------------------------------
Other assets                                                                      1,471,684              1,461,543
===================================================================================================================
        TOTAL ASSETS                                                           $283,832,795           $285,732,690
===================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
Deposits:
-------------------------------------------------------------------------------------------------------------------
     Non-interest bearing demand                                               $ 12,921,012           $ 13,131,506
-------------------------------------------------------------------------------------------------------------------
     Savings, NOW and money market accounts                                      39,654,574             36,222,064
-------------------------------------------------------------------------------------------------------------------
     Time, $100,000 and over                                                     64,335,644             63,310,405
-------------------------------------------------------------------------------------------------------------------
     Other time                                                                  85,364,607             84,594,140
===================================================================================================================
     TOTAL DEPOSITS                                                             202,275,837            197,258,115
===================================================================================================================
Other borrowings                                                                 51,820,215             63,431,043
-------------------------------------------------------------------------------------------------------------------
Trust preferred debt                                                              3,000,000                      -
-------------------------------------------------------------------------------------------------------------------
Interest payable                                                                  1,470,055              1,522,716
-------------------------------------------------------------------------------------------------------------------
Accrued expenses and other liabilities                                            1,456,282              1,253,672
===================================================================================================================
     TOTAL LIABILITIES                                                          260,022,389            263,465,546
===================================================================================================================
Minority interest                                                                    37,668                 30,962
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
-------------------------------------------------------------------------------------------------------------------
     Common stock, $.01 par value, 25,000,000 authorized
           2,776,579 and 2,764,579 shares issued and outstanding                     27,766                 27,646
-------------------------------------------------------------------------------------------------------------------
     Surplus                                                                     14,508,935             14,459,855
-------------------------------------------------------------------------------------------------------------------
     Retained earnings                                                            8,694,426              7,938,175
-------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income (loss)                                  541,611               (189,494)
===================================================================================================================
     TOTAL STOCKHOLDERS' EQUITY                                                  23,772,738             22,236,182
===================================================================================================================
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $283,832,795           $285,732,690
===================================================================================================================

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

              PARK MERIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE PERIODS JANUARY 1 THROUGH MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                3/31/2001              3/31/2000
-----------------------------------------------------------------------------------------------------------------
Interest income:
-----------------------------------------------------------------------------------------------------------------
     Interest and fees on loans and leases                                    $ 4,591,665            $ 3,707,491
-----------------------------------------------------------------------------------------------------------------
     Interest on federal funds sold                                                27,322                  1,294
-----------------------------------------------------------------------------------------------------------------
     Interest on investment securities:
-----------------------------------------------------------------------------------------------------------------
          U.S. Treasury securities                                                 29,730                 47,513
-----------------------------------------------------------------------------------------------------------------
          Obligations of other U.S. government agencies,
               mortgage-backed securities and corporations                        663,839                693,599
-----------------------------------------------------------------------------------------------------------------
          Other securities                                                        249,227                244,639
=================================================================================================================
          TOTAL INTEREST INCOME                                                 5,561,783              4,694,536
=================================================================================================================
Interest expense:
-----------------------------------------------------------------------------------------------------------------
     Interest on savings, NOW and money market accounts                           351,928                327,379
-----------------------------------------------------------------------------------------------------------------
     Interest on time certificates of $100,000 or more                          1,083,808                719,035
-----------------------------------------------------------------------------------------------------------------
     Interest on other time deposits                                            1,418,410                898,733
-----------------------------------------------------------------------------------------------------------------
     Interest on borrowings                                                       789,150                861,970
=================================================================================================================
          TOTAL INTEREST EXPENSE                                                3,643,296              2,807,117
=================================================================================================================
          NET INTEREST INCOME                                                   1,918,487              1,887,419
-----------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                         140,000                252,000
-----------------------------------------------------------------------------------------------------------------
          Net interest income after provision
             for loan and lease losses                                          1,778,487              1,635,419
-----------------------------------------------------------------------------------------------------------------
Other income:
-----------------------------------------------------------------------------------------------------------------
     Mortgage banking fees                                                        294,059                155,678
-----------------------------------------------------------------------------------------------------------------
     Gain (loss) on sale of investments                                            40,974                 (4,871)
-----------------------------------------------------------------------------------------------------------------
     Unrealized gains on derivatives                                              176,684                      -
-----------------------------------------------------------------------------------------------------------------
     Rental income                                                                 77,715                 53,647
-----------------------------------------------------------------------------------------------------------------
     Other lease financing income                                                  79,323                102,930
-----------------------------------------------------------------------------------------------------------------
     Other income                                                                  22,490                  6,981
=================================================================================================================
          TOTAL OTHER INCOME                                                      691,245                314,366
=================================================================================================================
Other expenses:
-----------------------------------------------------------------------------------------------------------------
     Salaries & employee benefits                                                 768,902                696,641
-----------------------------------------------------------------------------------------------------------------
     Occupancy expense                                                             65,034                 61,044
-----------------------------------------------------------------------------------------------------------------
     Equipment expense                                                             73,659                 76,196
-----------------------------------------------------------------------------------------------------------------
     Advertising and business development                                          60,281                 45,024
-----------------------------------------------------------------------------------------------------------------
     Printing and supplies                                                         94,895                 64,008
-----------------------------------------------------------------------------------------------------------------
     Professional fees                                                             79,057                 55,236
-----------------------------------------------------------------------------------------------------------------
     Mortgage processing costs                                                     51,567                 29,950
-----------------------------------------------------------------------------------------------------------------
     Other operating expense                                                      138,707                129,872
=================================================================================================================
          TOTAL OTHER EXPENSES                                                  1,332,102              1,157,971
=================================================================================================================
          Net income before minority interest and income taxes                  1,137,630                791,814
-----------------------------------------------------------------------------------------------------------------
Minority interest                                                                  (6,706)                 3,661
-----------------------------------------------------------------------------------------------------------------
Income tax expense                                                                374,673                250,601
=================================================================================================================
          NET INCOME                                                          $   756,251            $   544,874
=================================================================================================================
Net income per common share - basic                                           $      0.28            $      0.20
=================================================================================================================
Net income per common share - diluted                                         $      0.28            $      0.19
=================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PARK MERIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE PERIODS JANUARY 1 THROUGH MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                        3/31/01               3/31/00
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
----------------------------------------------------------------------------------------------------------------------
     Net income                                                                    $    756,251          $    544,874
----------------------------------------------------------------------------------------------------------------------
     Adjustment to reconcile net income to net cash (used in) provided by operations:
----------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                                                       75,211                40,975
----------------------------------------------------------------------------------------------------------------------
     Minority interest                                                                    6,706               (31,978)
----------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                                                          140,000               252,000
----------------------------------------------------------------------------------------------------------------------
     Deferred income tax expense (benefit)                                              (33,811)                5,620
----------------------------------------------------------------------------------------------------------------------
     (Gain) loss on sale of investments                                                 (40,974)                4,871
----------------------------------------------------------------------------------------------------------------------
     Unrealized gain on derivatives                                                    (176,684)                    -
----------------------------------------------------------------------------------------------------------------------
     Net increase in loans held for sale                                             (5,236,710)             (228,847)
----------------------------------------------------------------------------------------------------------------------
     Changes in operating assets and liabilities:
----------------------------------------------------------------------------------------------------------------------
          Interest receivable and other assets                                          229,966              (377,832)
----------------------------------------------------------------------------------------------------------------------
          Accrued expenses and other liabilities                                       (151,363)               27,555
======================================================================================================================
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (4,431,408)              236,568
======================================================================================================================
Cash flows from investing activities:
----------------------------------------------------------------------------------------------------------------------
     Purchase of securities available for sale                                         (949,511)           (2,706,180)
----------------------------------------------------------------------------------------------------------------------
     Proceeds from sale of securities available for sale                              3,929,229             3,304,423
----------------------------------------------------------------------------------------------------------------------
     Proceeds from maturities of securities available for sale                        3,778,231               274,033
----------------------------------------------------------------------------------------------------------------------
     Net increase in loans & leases                                                  (5,430,416)          (21,537,431)
----------------------------------------------------------------------------------------------------------------------
     Purchase of premises and equipment                                                (286,292)              (60,166)
======================================================================================================================
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         1,041,241           (20,725,321)
======================================================================================================================
Cash flows from financing activities:
----------------------------------------------------------------------------------------------------------------------
     Net increase in deposit accounts                                                 5,017,722             4,005,183
----------------------------------------------------------------------------------------------------------------------
     Issuance of common stock                                                            49,200                12,300
----------------------------------------------------------------------------------------------------------------------
     Proceeds from issuance of trust preferred debt                                   3,000,000                     -
----------------------------------------------------------------------------------------------------------------------
     Proceeds (net of repayments) from other borrowings                             (11,610,828)           15,305,105
======================================================================================================================
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (3,543,908)           19,322,588
======================================================================================================================
          Net decrease in cash and cash equivalents                                  (6,934,075)           (1,166,165)
======================================================================================================================
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     14,527,696             6,009,496
======================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  7,593,621          $  4,843,331
======================================================================================================================
Supplemental disclosure of cash flow information:
----------------------------------------------------------------------------------------------------------------------
     INTEREST PAID                                                                 $  3,690,090          $  2,682,000
======================================================================================================================
     INCOME TAXES PAID                                                             $     29,552          $    235,000
======================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PARK MERIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIODS JANUARY 1 THROUGH MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                     ACCUMULATED
                                             COMMON      COMMON                                            OTHER            TOTAL
                                              STOCK       STOCK                      RETAINED      COMPREHENSIVE    STOCKHOLDERS'
                                             SHARES      AMOUNT         SURPLUS      EARNINGS      INCOME (LOSS)           EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                  2,764,579     $27,646     $14,459,855    $7,938,175       $   (189,494)     $22,236,182
----------------------------------------------------------------------------------------------------------------------------------
Net income                                        -           -               -       756,251                  -          756,251
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain on available for              -           -               -             -            651,184          651,184
     sale securities
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized transition gains on                -           -               -             -             65,009           65,009
     derivatives arising from the
     adoption of  SFAS 133
----------------------------------------------------------------------------------------------------------------------------------
Net transfer of SFAS 133 transition               -           -               -             -             14,912           14,912
     gain to net income
==================================================================================================================================
     Total comprehensive income                   -           -               -             -            731,105        1,487,356
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                     12,000         120          49,080             -                  -           49,200
==================================================================================================================================
BALANCE, MARCH 31, 2001                   2,776,579     $27,766     $14,508,935    $8,694,426       $    541,611      $23,772,738
==================================================================================================================================


                 FOR THE PERIOD JANUARY 1 THROUGH MARCH 31, 2000

                                                                                                     ACCUMULATED
                                             COMMON      COMMON                                            OTHER            TOTAL
                                              STOCK       STOCK                      RETAINED      COMPREHENSIVE    STOCKHOLDERS'
                                             SHARES      AMOUNT         SURPLUS      EARNINGS      INCOME (LOSS)           EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                  2,738,765     $27,388     $14,346,315    $5,467,527       $ (1,709,961)     $18,131,269
----------------------------------------------------------------------------------------------------------------------------------
Net income                                        -           -               -       544,874                  -          544,874
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain on available for              -           -               -             -             10,908           10,908
     sale securities
==================================================================================================================================
Other comprehensive income                                                                                                555,782
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                      3,000          30          12,270             -                  -           12,300
----------------------------------------------------------------------------------------------------------------------------------
Net income                                        -           -               -       544,874                  -          544,874
==================================================================================================================================
BALANCE, MARCH 31, 2000                   2,741,765     $27,418     $14,358,585    $6,012,401       $ (1,699,053)     $18,699,351
==================================================================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PARK MERIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

During the first quarter of 2001 the Company organized a subsidiary, Park Meridian Statutory Trust I, which issued $3,000,000 face amount of trust preferred securities, at a rate of 10.2%, in a pooled trust preferred issue completed on February 22, 2001. The trust preferred securities have a maturity date of March 1, 2031. The net proceeds of the offering of the trust preferred securities have been loaned by the trust subsidiary to Park Meridian Financial Corporation to be used for general corporate purposes.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARD

In 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities. SFAS 133 was adopted by the Company on January 1, 2001. SFAS 133 requires that all derivatives be recognized as assets or liabilities in the balance sheet and that these instruments be measured at fair value through adjustments to either other comprehensive income or to current earnings, depending on the purpose for which the derivative is held.

As of January 1, 2001, the Company's derivatives consisted of interest rate cap and floor agreements and fixed rate conforming mortgage loan commitments, none of which have been designated as hedges under SFAS 133. These derivative financial instruments are reflected at fair value, with changes in the fair value during each period reflected in the consolidated statement of income. Prior to the adoption of SFAS 133, the differential to be paid or received under the terms of the agreements was accrued as an adjustment to interest income as interest rates change, and the fair values of interest rate cap and floor agreements were not recognized in the financial statements.

As of January 1, 2001, the net fair value of the interest rate cap and floor agreements was $98,000, and the fair value of the fixed rate conforming mortgage loan commitments was not material. On adoption of SFAS 133 the Company recorded a net transition adjustment gain of $98,000 (net of related income taxes of $33,000), as a cumulative effect of a change in accounting principle, which was included in other comprehensive income. Since the interest rate cap and floor agreements mature in early 2002, this net transition gain will be substantially transferred into net income during 2001. During the first quarter of 2001, approximately $22,000 of this transition gain (before taxes) was reclassified into income and is included in interest income in the accompanying consolidated statement of income for the three months ended March 31, 2001.

The Company uses the interest rate cap and floor agreements for interest rate risk protection. These agreements have been used by the Company to protect its adjustable rate loan portfolio from decreases in interest rates. The Company is an end-user of derivatives and does not conduct trading activities for derivatives.

The Company entered into the interest rate cap and floor agreements in 2000, and the agreements mature in early 2002. Under the agreements, the Company receives cash on a notional amount of $20 million if the prime rate is less than 9% and pays cash on a notional amount of $15 million if the prime rate is greater than 10%. As of March 31, 2001, the fair value of the agreements was $275,000 which is included in other assets in the accompanying consolidated balance sheet. The Company recorded an unrealized gain on derivatives of $177,000 in the accompanying consolidated statement of income for the three months ended March 31, 2001, representing the change in the agreements' fair value during that period. The time value component of these derivatives' fair value was not considered material.

The Company is exposed to loss if the counterparty fails to perform; however, the Company does not anticipate such nonperformance. The Company does not obtain or pledge any collateral under its interest rate agreements, but monitors the credit standing of the counterparty. The Company also assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and net interest income.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains on available-for-sale securities and unrealized transition gains on derivatives from adoption of SFAS 133 represent the components of the Company's other comprehensive income. Other comprehensive income consists of the following:

FOR THE THREE MONTHS ENDED MARCH 31:                                                2001         2000
-----------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) on securities arising during the period           $986,643     $ 16,527
-----------------------------------------------------------------------------------------------------------
Unrealized transition gains on derivatives arising from the adoption of FAS 133       98,498            -
-----------------------------------------------------------------------------------------------------------
Transfer of SFAS 133 transition gain to net income                                    22,594            -
===========================================================================================================
OTHER COMPREHENSIVE INCOME BEFORE TAX                                              1,107,735       16,527
===========================================================================================================
Income tax expense related to other comprehensive income                            (376,630)      (5,619)
===========================================================================================================
OTHER COMPREHENSIVE INCOME (LOSS)                                                  $ 731,105      $10,908
===========================================================================================================

NOTE 4 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three-month periods ended March 31 are as follows:

                                                                              Average
                                                           Income             Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2001               (Numerator)        (Denominator)     Per Share
--------------------------------------------------------------------------------------------------------
Basic
        Income available to common shareholders             $ 756,251           2,665,925         $ .28
--------------------------------------------------------------------------------------------------------
Diluted
        Effect of dilutive securities - stock options               -              55,459
--------------------------------------------------------------------------------------------------------
        Income available to common shareholders
        and assumed conversions                             $ 756,251           2,721,384         $ .28
--------------------------------------------------------------------------------------------------------



                                                                              Average
                                                           Income             Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2000               (Numerator)        (Denominator)     Per Share
--------------------------------------------------------------------------------------------------------
Basic
        Income available to common shareholders             $ 544,874           2,739,819         $ .20
--------------------------------------------------------------------------------------------------------
Diluted
        Effect of dilutive securities - stock options               -              80,711
--------------------------------------------------------------------------------------------------------
        Income available to common shareholders
        and assumed conversions                             $ 544,874           2,820,530         $ .19
--------------------------------------------------------------------------------------------------------

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

The interim period ended March 31, 2001 represents the thirty-eighth quarter of operations of the Bank. The Charlotte metropolitan area and the states of North and South Carolina continue to have very favorable economic conditions and robust growth, providing a positive environment for the growth of the Company. The Company has a substantial capital base provided by an additional secondary offering in the second quarter of 1997, the exercise of options in the first and second quarters of 1998, and the continued growth in earnings. This capital provides a good base to support current and future growth.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2001 was $756,000 a 38.8% increase over the $545,000 reported for the first three months of 2000. Basic earnings per share for the three months ended March 31, 2001 increased 40.0% to $.28 compared to $.20 reported for the same three month period in 2000. Earnings per share on a diluted basis amounted to $.28 per share for the three months ended March 31, 2001 compared to $.19 for the three months ended March 31, 2000.

The Company uses interest rate cap and floor agreements, known as derivative financial instruments, for interest rate risk protection. These agreements have been used by the Company to protect its adjustable rate loan portfolio from decreases in interest rates. The differential to be paid or received is accrued as an adjustment to interest income as interest rates change. The Company is an end-user of derivatives and does not conduct trading activities for derivatives.

On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to recognize the change in value of its derivatives on a quarterly basis. Upon adoption of SFAS 133, the Company made a transition adjustment of $65,000 to other comprehensive income to record the derivatives at their fair value on January 1, 2001. This transition adjustment will be recognized into interest income over the remaining life of the derivatives. Additionally, the Company recognized pre tax income of $177,000 to record the derivatives at their fair value at March 31, 2001. Excluding the effect of the Company applying SFAS 133, first quarter operating earnings were $634,000, or $.23 per diluted share, a 16.3% and 21.0% increase, respectively over prior year net income and diluted earnings per share of $545,000 and $.19, respectively. The Company expects the market value of the Company's derivatives to decline over the last three quarters of the year as the derivatives approach their maturity date of January 21, 2002, at which point they will have no value.

The increase in net income for the three month period ended March 31, 2001 is primarily due to an increase in net interest income combined with a decrease in the provision for loan and lease losses. Net interest income increased $31,000, or 1.6%, and provision for loan and lease loss decreased $112,000, or

44.4% for the three month period ended March 31, 2001, when compared to the same three month period in 2000. The decrease in provision for loan and lease losses is primarily attributable to slower loan growth and management's review of the loan and lease portfolio.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans and leases that may become uncollectible, based on evaluations of the collectibility of loans and leases. The evaluations take into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases and current economic conditions and trends that may affect the borrowers' ability to pay. The evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows on impaired loans, which may be susceptible to significant change in the future.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan and lease losses and losses on real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan and lease losses at an adequate level. For the three months ended March 31, 2001 the provision charged to expense was $140,000. This decrease of $112,000 from the comparable period in 2000 is a result of slower growth in the loan portfolio and management's review of the loan and lease portfolio. Asset quality remains sound and essentially unchanged from the prior year.

At March 31, 2001 the Bank had two nonaccrual leases totaling $181,000. At March 31, 2000 the Bank had one nonaccrual loan and one nonaccrual lease totaling $138,000. The bank had no real estate owned at either period end. The following table presents changes in the allowance for loan and lease losses for the three months ended March 31, 2001 and 2000, respectively.

                                              MARCH 31, 2001         MARCH 31, 2000
------------------------------------------------------------------------------------
Beginning balance                               $ 2,763,447           $ 1,997,453
------------------------------------------------------------------------------------
Provision charged to operations                     140,000               252,000
------------------------------------------------------------------------------------
Loan and lease charge-offs                          (11,824)                    -
------------------------------------------------------------------------------------
Less loan and lease recoveries                        1,125                     -
====================================================================================
ENDING BALANCE                                  $ 2,892,748           $ 2,249,453
====================================================================================

NONINTEREST INCOME

Noninterest income during the three months ended March 31, 2001 was $691,000, an increase of $377,000, from $314,000 during the comparable period in 2000. The increase is primarily due to an increase in mortgage banking income caused by the decline in interest rates for the year. In addition, the company adopted SFAS 133 resulting in recording unrealized gains on derivatives of $177,000.


NONINTEREST EXPENSE

Total noninterest expense for the three months ended March 31, 2001 was $1,332,000, or 15.0% higher than the $1,158,000 for the three months ended March 31, 2000. The largest increase was in salaries and employee benefits, which increased $72,000, or 10.4%, to $769,000. The increase in salaries and employee benefits is attributable to normal pay increases as well as the hiring of additional personnel. Printing and supplies also increased $31,000, or 48.3%, to $95,000 compared to $64,000 for the same period in 2000. The increase in printing and supplies expense is due to the planned opening of the new branch at Lake Norman during the quarter ended June 30, 2001.

ASSETS AND LIABILITIES

For the three months ended March 31, 2001, total assets decreased $1,900,000, or
 .7%, to $283,833,000 compared to December 31, 2000 total assets of $285,733,000.
The primary reason for the decrease in total assets was the decrease in securities available for sale. With the declining interest rates the company had securities called and the Company sold securities during the first quarter of 2001. Securities decreased $5,685,000, or 9.3%, compared to December 31, 2000. Fed Funds sold also decreased $5,675,000 or 89.4% compared to December 31, 2000. Loans and leases increased $5,290,000 and loans held for resale increased $5,237,000 with the funding coming from the decrease in Fed Funds and the decrease in securities available for sale. Deposits increased by $5,018,000 to $202,276,000 at March 31, 2001 compared to $197,258,000 at December 31, 2000.
Money market accounts represented most of the growth as customers responded positively to the new money market campaign. Other borrowings decreased by approximately $8,611,000, or 13.6%, to $54,820,000 at March 31, 2001 compared to
$63,431,000 at the end of the year, primarily related to the company paying down advances from the Federal Home Loan Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.


The Bank's actual capital amounts and ratios are also presented in the following table. The Company's actual capital amounts and ratios are substantially the same as those of the Bank presented below.

                                                        March 31, 2001
-------------------------------------------------------------------------------------------------------
                                  Actual             For Capital Adequacy          Well Capitalized
                               Amount    Percent         Amount   Percent           Amount    Percent
-------------------------------------------------------------------------------------------------------
Total Capital (to Risk
 Weighted Assets)         $28,467,000     13.01%    $16,812,000     8.00%      $21,015,000     10.00%
-------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk
 Weighted Assets)         $25,840,000     11.76      $8,406,000     4.00       $12,609,000      6.00
-------------------------------------------------------------------------------------------------------
Tier 1 Capital (to
 Average Assets)          $25,840,000      9.46     $10,932,000     4.00       $13,665,000      5.00
-------------------------------------------------------------------------------------------------------


During the first quarter of 2001 the Company organized a subsidiary, Park Meridian Statutory Trust I, which issued $3,000,000 face amount of trust preferred securities, at a rate of 10.2%, in a pooled trust preferred issue completed on February 22, 2001. The trust preferred securities have a maturity date of March 1, 2031. The net proceeds of the offering of the trust preferred securities have been loaned by the trust subsidiary to Park Meridian Financial Corporation to be used for general corporate purposes.

PART II

(c) On February 22, 2001, Park Meridian Statutory Trust I, a recently organized subsidiary of the Company, issued $3,000,000 face amount trust preferred securities in a pooled trust preferred issue. The proceeds of the offering of the trust preferred securities, less $90,000 in placement agent fees and approximately $10,000 in additional offering expenses, have been loaned by the trust subsidiary to the Company to be used for general corporate purposes. The offering of the trust preferred securities was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation S thereof, since the purchaser was not a U.S. person and was located outside of the United States and the additional requirements of Rule 903 were satisfied.

                                                               OTHER INFORMATION

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

                        4.1 Section 7 of the Articles of Incorporation of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2000)

                        4.2 Articles II and VII of the Bylaws of Park Meridian Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2000)

                        10.1 Indenture dated as of February 22, 2001 between the Company and State Street Bank and Trust Company of Connecticut, National Association, as trustee

                        10.2 Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as institutional trustee, the Company, and Kevin T. Kennelly, Bryan F. Kennedy, III and Joseph M. Dodson, as administrators

                        21.1        List of subsidiaries



(b)      8-K filings

         o February 26, 2001 - The Company filed a current report on Form 8-K to report a financing completed through a newly organized trust subsidiary.

         o March 19, 2001 - The Company filed a current report on Form 8-K to report the announcement of a share repurchase program.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PARK MERIDIAN FINANCIAL CORPORATION



   /s/  Joseph M. Dodson                                     Date: May 11, 2001
--------------------------------------------------------          -------------
Joseph M. Dodson, Chief Financial Officer


   /s/  Kevin T. Kennelly                                    Date: May 11, 2001
--------------------------------------------------------          -------------
Kevin T. Kennelly, President and Chief Executive Officer