Form 10QSB
period 2001-06-30
PARK MERIDIAN FINANCIAL CORP
filed 2001-08-14
CIK 1119668

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC
                                   -----------

                                   FORM 10-QSB

(Mark One)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    [X]              OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    [ ]               THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                 YES [X] NO [ ]

The number of shares outstanding of the registrant's common stock as of July 23, 2001 was 2,799,761 $.01 par value.

                  Transitional Small Business Disclosure Format
                                 YES [ ] NO [X]

Part I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       PARK MERIDIAN FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                 ASSETS                                  06/30/01         12/31/2000
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
Cash and due from banks                                                $  6,164,591      $  7,380,164
------------------------------------------------------------------------------------------------------
Interest-bearing deposits with banks                                      3,286,625           797,532
------------------------------------------------------------------------------------------------------
Federal funds sold                                                               --         6,350,000
------------------------------------------------------------------------------------------------------
Securities available for sale                                            54,414,613        61,367,520
------------------------------------------------------------------------------------------------------
FHLB stock                                                                2,981,000         2,981,000
------------------------------------------------------------------------------------------------------
Loans held for resale                                                     4,732,396         4,711,355
------------------------------------------------------------------------------------------------------
Loans and leases, net of unearned income                                217,588,831       194,390,091
------------------------------------------------------------------------------------------------------
     Allowance for loan and lease losses                                 (2,885,413)       (2,763,447)
------------------------------------------------------------------------------------------------------
Net loans and leases                                                    214,703,418       191,626,644
------------------------------------------------------------------------------------------------------
Premises and equipment, net                                               8,857,987         7,339,690
------------------------------------------------------------------------------------------------------
Interest receivable                                                       1,544,987         1,717,242
------------------------------------------------------------------------------------------------------
Other assets                                                              1,536,752         1,461,543
======================================================================================================
        TOTAL ASSETS                                                   $298,222,369      $285,732,690
======================================================================================================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------
Deposits:
------------------------------------------------------------------------------------------------------
     Non-interest bearing demand                                       $ 16,900,195      $ 13,131,506
------------------------------------------------------------------------------------------------------
     Savings, NOW and money market accounts                              44,950,726        36,222,064
------------------------------------------------------------------------------------------------------
     Time, $100,000 and over                                             61,499,992        63,310,405
------------------------------------------------------------------------------------------------------
     Other time                                                          82,434,425        84,594,140
======================================================================================================
     TOTAL DEPOSITS                                                     205,785,338       197,258,115
======================================================================================================
Other borrowings                                                         60,812,213        63,431,043
------------------------------------------------------------------------------------------------------
Trust preferred debt                                                      3,000,000                --
------------------------------------------------------------------------------------------------------
Interest payable                                                          1,294,876         1,522,716
------------------------------------------------------------------------------------------------------
Accrued expenses and other liabilities                                    2,919,151         1,253,672
======================================================================================================
     TOTAL LIABILITIES                                                  273,811,578       263,465,546
======================================================================================================
Minority interest                                                            55,339            30,962
------------------------------------------------------------------------------------------------------
Stockholders' equity:
------------------------------------------------------------------------------------------------------
     Common stock, $.01 par value, 25,000,000 authorized
           2,798,073 and 2,764,579 shares issued and outstanding             27,981            27,646
------------------------------------------------------------------------------------------------------
     Surplus                                                             14,537,159        14,459,855
------------------------------------------------------------------------------------------------------
     Retained earnings                                                    9,373,249         7,938,175
------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income (loss)                          417,063          (189,494)
======================================================================================================
     TOTAL STOCKHOLDERS' EQUITY                                          24,355,452        22,236,182
======================================================================================================
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $298,222,369      $285,732,690
======================================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

                       PARK MERIDIAN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE PERIODS JANUARY 1 THROUGH JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                              6/30/2001               6/30/2000
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
--------------------------------------------------------------------------------------------------------------------------------
     Interest and fees on loans and leases                                                  $ 9,060,392             $ 7,994,276
--------------------------------------------------------------------------------------------------------------------------------
     Interest on federal funds sold                                                              38,012                   1,294
--------------------------------------------------------------------------------------------------------------------------------
     Interest on investment securities:
--------------------------------------------------------------------------------------------------------------------------------
          U.S. Treasury securities                                                               52,130                  85,243
--------------------------------------------------------------------------------------------------------------------------------
          Obligations of other U.S. government agencies,
               mortgage-backed securities and corporations                                    1,207,900               1,410,124
--------------------------------------------------------------------------------------------------------------------------------
          Other securities                                                                      585,814                 481,223
================================================================================================================================
          TOTAL INTEREST INCOME                                                              10,944,248               9,972,160
================================================================================================================================
Interest expense:
--------------------------------------------------------------------------------------------------------------------------------
     Interest on savings, NOW and money market accounts                                         737,191                 652,736
--------------------------------------------------------------------------------------------------------------------------------
     Interest on time certificates of $100,000 or more                                        2,124,713               1,537,789
--------------------------------------------------------------------------------------------------------------------------------
     Interest on other time deposits                                                          2,789,354               1,878,283
--------------------------------------------------------------------------------------------------------------------------------
     Interest on borrowings                                                                   1,650,238               1,972,404
================================================================================================================================
          TOTAL INTEREST EXPENSE                                                              7,301,496               6,041,212
================================================================================================================================
          NET INTEREST INCOME                                                                 3,642,752               3,930,948
--------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                                       230,000                 429,000
--------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision
             for loan and lease losses                                                        3,412,752               3,501,948
--------------------------------------------------------------------------------------------------------------------------------
Other income:
--------------------------------------------------------------------------------------------------------------------------------
     Mortgage banking fees                                                                      612,967                 393,867
--------------------------------------------------------------------------------------------------------------------------------
     Gain (loss) on sale of investments                                                          52,289                  (4,871)
--------------------------------------------------------------------------------------------------------------------------------
     Derivatives - mark to market                                                               189,148                      --
--------------------------------------------------------------------------------------------------------------------------------
     Rental income                                                                              163,430                 112,269
--------------------------------------------------------------------------------------------------------------------------------
     Other lease financing income                                                               245,565                 198,059
--------------------------------------------------------------------------------------------------------------------------------
     Other income                                                                                53,943                  51,142
================================================================================================================================
          TOTAL OTHER INCOME                                                                  1,317,342                 750,466
================================================================================================================================
Other expenses:
--------------------------------------------------------------------------------------------------------------------------------
     Salaries & employee benefits                                                             1,465,339               1,422,566
--------------------------------------------------------------------------------------------------------------------------------
     Occupancy expense                                                                          133,976                 127,529
--------------------------------------------------------------------------------------------------------------------------------
     Equipment expense                                                                          153,570                 155,328
--------------------------------------------------------------------------------------------------------------------------------
     Advertising and business development                                                       126,883                 128,021
--------------------------------------------------------------------------------------------------------------------------------
     Printing and supplies                                                                      181,538                 143,454
--------------------------------------------------------------------------------------------------------------------------------
     Professional fees                                                                          144,980                 190,903
--------------------------------------------------------------------------------------------------------------------------------
     Mortgage processing costs                                                                   68,973                  69,670
--------------------------------------------------------------------------------------------------------------------------------
     Other operating expense                                                                    287,477                 292,507
================================================================================================================================
          TOTAL OTHER EXPENSES                                                                2,562,737               2,529,978
================================================================================================================================
          Net income before minority interest and income taxes                                2,167,357               1,722,436
--------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                               (24,376)                  3,312
--------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                                              707,907                 548,251
================================================================================================================================
          NET INCOME                                                                         $1,435,074              $1,177,497
================================================================================================================================
Net income per common share - basic                                                          $     0.52              $     0.43
================================================================================================================================
Net income per common share - diluted                                                        $     0.51              $     0.42
================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       PARK MERIDIAN FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                               6/30/2001               6/30/2000
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
---------------------------------------------------------------------------------------------------------------------------------
     Interest and fees on loans and leases                                                    $4,468,727             $ 4,286,784
---------------------------------------------------------------------------------------------------------------------------------
     Interest on federal funds sold                                                               10,690                      --
---------------------------------------------------------------------------------------------------------------------------------
     Interest on investment securities:
---------------------------------------------------------------------------------------------------------------------------------
          U.S. Treasury securities                                                                22,400                  37,730
---------------------------------------------------------------------------------------------------------------------------------
          Obligations of other U.S. government agencies,                                         544,062                 716,525
               mortgage-backed securities and corporations
---------------------------------------------------------------------------------------------------------------------------------
          Other securities                                                                       336,586                 236,584
=================================================================================================================================
          TOTAL INTEREST INCOME                                                                5,382,465               5,277,623
=================================================================================================================================
Interest expense:
---------------------------------------------------------------------------------------------------------------------------------
     Interest on savings, NOW and money market accounts                                          385,263                 325,356
---------------------------------------------------------------------------------------------------------------------------------
     Interest on time certificates of $100,000 or more                                         1,040,905                 818,754
---------------------------------------------------------------------------------------------------------------------------------
     Interest on other time deposits                                                           1,370,944                 979,550
---------------------------------------------------------------------------------------------------------------------------------
     Interest on borrowings                                                                      861,088               1,110,434
---------------------------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                                               3,658,200               3,234,094
=================================================================================================================================
          NET INTEREST INCOME                                                                  1,724,265               2,043,529
---------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                                         90,000                 177,000
---------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision
             for loan and lease losses                                                         1,634,265               1,866,529
---------------------------------------------------------------------------------------------------------------------------------
Other income:
---------------------------------------------------------------------------------------------------------------------------------
     Mortgage banking income                                                                     318,908                 238,188
---------------------------------------------------------------------------------------------------------------------------------
     Gain (loss) on sale of investments                                                           11,315                      --
---------------------------------------------------------------------------------------------------------------------------------
     Derivatives - mark to market                                                                 12,464                      --
---------------------------------------------------------------------------------------------------------------------------------
     Rental income                                                                                85,715                  58,622
---------------------------------------------------------------------------------------------------------------------------------
     Other lease financing income                                                                166,241                  95,129
---------------------------------------------------------------------------------------------------------------------------------
     Other income                                                                                 31,453                  44,161
=================================================================================================================================
          TOTAL OTHER INCOME                                                                     626,096                 436,100
=================================================================================================================================
Other expenses:
---------------------------------------------------------------------------------------------------------------------------------
     Salaries & employee benefits                                                                696,437                 725,926
---------------------------------------------------------------------------------------------------------------------------------
     Occupancy expense                                                                            68,942                  66,485
---------------------------------------------------------------------------------------------------------------------------------
     Equipment expense                                                                            79,911                  79,132
---------------------------------------------------------------------------------------------------------------------------------
     Advertising and business development                                                         66,602                  82,997
---------------------------------------------------------------------------------------------------------------------------------
     Printing and supplies                                                                        86,643                  79,446
---------------------------------------------------------------------------------------------------------------------------------
     Professional fees                                                                            65,923                 135,667
---------------------------------------------------------------------------------------------------------------------------------
     Mortgage processing costs                                                                    17,406                  39,720
---------------------------------------------------------------------------------------------------------------------------------
     Other operating expense                                                                     148,768                 162,635
=================================================================================================================================
          TOTAL OTHER EXPENSES                                                                 1,230,634               1,372,008
=================================================================================================================================
          Net income before minority interest and income taxes                                 1,029,728                 930,620
---------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                (17,670)                  (349)
---------------------------------------------------------------------------------------------------------------------------------
Income tax expense                                                                               333,234                 297,650
=================================================================================================================================
          NET INCOME                                                                           $ 678,824               $ 632,621
=================================================================================================================================
Net income per common share - basic                                                            $    0.24               $    0.23
=================================================================================================================================
Net income per common share - diluted                                                          $    0.24               $    0.23
=================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       PARK MERIDIAN FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE PERIODS JANUARY 1 THROUGH JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                   6/30/2001            6/30/2000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                  $ 1,435,074          $ 1,177,497
----------------------------------------------------------------------------------------------------------------------------------
     Adjustment to reconcile net income to net cash provided by (used in)
          operations:
----------------------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                                                                   180,209              169,478
----------------------------------------------------------------------------------------------------------------------------------
     Minority interest                                                                                24,376               (3,312)
----------------------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                                                                       230,000              429,000
----------------------------------------------------------------------------------------------------------------------------------
     Deferred income tax benefit                                                                     (63,864)             (26,504)
----------------------------------------------------------------------------------------------------------------------------------
     (Gain) loss on sale of investments                                                              (52,289)               4,871
----------------------------------------------------------------------------------------------------------------------------------
     Net increase in loans held for sale                                                             (21,041)          (3,035,197)
----------------------------------------------------------------------------------------------------------------------------------
     Changes in operating assets and liabilities:
----------------------------------------------------------------------------------------------------------------------------------
          Interest receivable and other assets                                                       160,910             (306,878)
----------------------------------------------------------------------------------------------------------------------------------
          Accrued expenses and other liabilities                                                   1,177,891              529,484
----------------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      3,071,266           (1,061,561)
==================================================================================================================================
Cash flows from investing activities:
----------------------------------------------------------------------------------------------------------------------------------
     Purchase of securities available for sale                                                    (7,738,803)          (3,304,340)
----------------------------------------------------------------------------------------------------------------------------------
     Proceeds from sale of securities available for sale                                          11,158,291            3,304,423
----------------------------------------------------------------------------------------------------------------------------------
     Proceeds from maturities of securities available for sale                                     4,449,071            1,086,714
----------------------------------------------------------------------------------------------------------------------------------
     Net increase in loans & leases                                                              (23,306,774)         (32,657,050)
----------------------------------------------------------------------------------------------------------------------------------
     Purchase of premises and equipment                                                           (1,695,563)            (905,538)
----------------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                                                  (17,133,778)         (32,475,791)
==================================================================================================================================
Cash flows from financing activities:
----------------------------------------------------------------------------------------------------------------------------------
     Net increase in deposit accounts                                                              8,527,223           24,382,085
----------------------------------------------------------------------------------------------------------------------------------
     Issuance of common stock                                                                         77,638              103,958
----------------------------------------------------------------------------------------------------------------------------------
     Proceeds (net of repayments) from other borrowings                                              381,170           12,823,175
==================================================================================================================================
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                8,986,031           37,309,218
==================================================================================================================================
          Net increase (decrease) in cash and cash equivalents                                    (5,076,481)           3,771,866
==================================================================================================================================
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  14,527,696            6,009,496
==================================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 9,451,215          $ 9,781,362
==================================================================================================================================
Supplemental disclosure of cash flow information:
----------------------------------------------------------------------------------------------------------------------------------
     INTEREST PAID                                                                               $ 7,529,336          $ 5,798,471
==================================================================================================================================
     INCOME TAXES PAID                                                                           $   830,030          $   471,000
==================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              PARK MERIDIAN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIODS JANUARY 1 THROUGH JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                                                     ACCUMULATED
                                            COMMON        COMMON                                           OTHER           TOTAL
                                             STOCK         STOCK                       RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                            SHARES        AMOUNT          SURPLUS      EARNINGS    INCOME (LOSS)          EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                 2,764,579      $ 27,646     $ 14,459,855    $7,938,175     $  (189,494)    $ 22,236,182
--------------------------------------------------------------------------------------------------------------------------------
Net income                                      --            --               --     1,435,074              --        1,435,074
--------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain on available for
     sale securities                            --            --               --            --         571,762          571,762
--------------------------------------------------------------------------------------------------------------------------------
Unrealized transition gains on
     derivatives arising from the
     adoption of  SFAS 133, net of tax          --            --               --            --          64,619           64,619
--------------------------------------------------------------------------------------------------------------------------------
Accretion of SFAS 133 transition
     gain to net income, net of tax             --            --               --            --         (29,824)         (29,824)
--------------------------------------------------------------------------------------------------------------------------------
     Total comprehensive income                                                                                        2,041,631
-------------------------------------------------------------------------------------------------------------------------------
Repurchase of common stock                  (6,641)          (66)         (86,848)           --             --           (86,914)
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                    40,135           401          164,152            --             --           164,553
================================================================================================================================
BALANCE, JUNE, 2001                      2,798,073      $ 27,981     $ 14,537,159    $9,373,249    $   417,063      $ 24,355,452
================================================================================================================================

                                                                                                      ACCUMULATED
                                         COMMON         COMMON                                              OTHER            TOTAL
                                          STOCK          STOCK                           RETAINED   COMPREHENSIVE    STOCKHOLDERS'
                                         SHARES         AMOUNT          SURPLUS          EARNINGS   INCOME (LOSS)           EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000              2,738,765        $27,388      $14,346,315        $5,467,527    $(1,709,961)     $ 18,131,269
----------------------------------------------------------------------------------------------------------------------------------
Net income                                   --             --               --         1,177,497             --         1,177,497
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized loss on
     available for sale securities           --             --               --                --        (51,449)          (51,449)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                               1,125,998
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                 23,414            234          103,724                --             --           103,958
==================================================================================================================================
BALANCE, JUNE 30, 2000                2,762,179        $27,622      $14,450,039        $6,645,024    $(1,761,410)     $ 19,361,275
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

                       PARK MERIDIAN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

Park Meridian Bank (the "Bank") was organized and incorporated under the laws of the State of North Carolina on July 12, 1990, and began banking operations on August 20, 1991. The Bank operates three branches in Mecklenburg County, North Carolina, two in Charlotte and one in Cornelius at Lake Norman. The Bank's primary source of revenue is derived from loans and leases to customers, who are predominately small-to-medium-size businesses and upper income individuals in Mecklenburg County, North Carolina.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of January 1, 2001, the Company's derivatives consisted of interest rate cap and floor agreements and fixed rate conforming mortgage loan commitments, none of which have been designated as hedges under

SFAS 133. These derivative financial instruments are reflected at fair value, with changes in the fair value during each period reflected in the consolidated statement of income. Prior to the adoption of SFAS 133, the differential to be paid or received under the terms of the agreements was accrued as an adjustment to interest income as interest rates changed, and the fair values of interest rate cap and floor agreements were not recognized in the financial statements.

As of January 1, 2001, the net fair value of the interest rate cap and floor agreements was $98,000, and the fair value of the fixed rate conforming mortgage loan commitments was not material. On adoption of SFAS 133 the Company recorded a net transition adjustment gain of $98,000 (net of related income taxes of $33,000), as a cumulative effect of a change in accounting principle, which was included in other comprehensive income. Since the interest rate cap and floor agreements mature in early 2002, this net transition gain will be substantially transferred into net income during 2001. During the first six months of 2001, approximately $45,000 of this transition gain (before taxes) was reclassified into income and is included in interest income in the accompanying consolidated statement of income for the six months ended June 30, 2001.

The Company uses the interest rate cap and floor agreements for interest rate risk protection. These agreements have been used by the Company to protect its adjustable rate loan portfolio from decreases in interest rates. The Company is an end-user of derivatives and does not conduct trading activities for derivatives.

The Company entered into the interest rate cap and floor agreements in 2000, and the agreements mature in early 2002. Under the agreements, the Company receives cash on a notional amount of $20 million if the prime rate is less than 9% and pays cash on a notional amount of $15 million if the prime rate is greater than 10%. As of June 30, 2001, the fair value of the agreements was $350,000 which is included in other assets in the accompanying consolidated balance sheet. The Company recorded an unrealized gain on derivatives of $12,000 in the accompanying consolidated statement of income for the three months ended June 30, 2001, representing the change in the agreements' fair value during that period. The time value component of these derivatives' fair value was not considered material.

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


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available-for-sale securities and unrealized transition gains on derivatives from adoption of SFAS 133 represent the components of the Company's other comprehensive income (loss). Other comprehensive income (loss) consists of the following:

FOR THE SIX MONTHS ENDED JUNE 30:                                                           2001            2000
--------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) on securities arising during the period                 $ 918,005       $(73,812)
--------------------------------------------------------------------------------------------------------------------
Reclassification adjustment for losses (gains) realized in income                           (52,289)         4,871
--------------------------------------------------------------------------------------------------------------------
Unrealized transition gains on derivatives arising from the adoption of FAS 133              98,498             --
--------------------------------------------------------------------------------------------------------------------
Transfer of SFAS 133 transition gain to net income                                          (45,188)            --
====================================================================================================================
OTHER COMPREHENSIVE INCOME BEFORE TAX                                                       919,026        (68,941)
====================================================================================================================
Income tax (expense) benefit related to other comprehensive income                         (312,469)        17,492
====================================================================================================================
OTHER COMPREHENSIVE INCOME (LOSS)                                                         $ 606,557      $ (51,449)
====================================================================================================================

FOR THE THREE MONTHS ENDED JUNE 30:                                                          2001           2000
--------------------------------------------------------------------------------------------------------------------
Unrealized holding losses on securities arising during the period                         $(231,483)      $(83,625)
--------------------------------------------------------------------------------------------------------------------
Reclassification adjustment for losses (gains) realized in income                           (11,315)            --
--------------------------------------------------------------------------------------------------------------------
Unrealized transition gains on derivatives arising from the adoption of FAS 133              98,498             --
--------------------------------------------------------------------------------------------------------------------
Transfer of SFAS 133 transition gain to net income                                          (22,594)            --
====================================================================================================================
OTHER COMPREHENSIVE INCOME BEFORE TAX                                                      (166,894)       (83,625)
====================================================================================================================
Income tax benefit related to other comprehensive income                                     42,346         21,218
====================================================================================================================
OTHER COMPREHENSIVE LOSS                                                                  $(124,548)      $(62,407)
====================================================================================================================


NOTE 4 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three-month periods ended June 30, 2001 and 2000 are as follows:

                                                                                    Average
                                                                  Income             Shares
FOR THE SIX MONTHS ENDED JUNE 30, 2001                          (Numerator)      (Denominator)       Per Share
--------------------------------------------------------------------------------------------------------------------
 Basic
          Net income                                             $1,435,074          2,772,208          $.52
--------------------------------------------------------------------------------------------------------------------
 Diluted
          Assumed exercises of stock options                             --             64,806
--------------------------------------------------------------------------------------------------------------------
          Net income and assumed exercises of
          stock options                                          $1,435,074          2,837,014          $.51
--------------------------------------------------------------------------------------------------------------------


                                                                                        Average
                                                                   Income               Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2001                        (Numerator)          (Denominator)       Per Share
--------------------------------------------------------------------------------------------------------------------
Basic
          Net income                                             $  678,824              2,778,491          $.24
--------------------------------------------------------------------------------------------------------------------
Diluted
        Assumed exercises of stock options                               --                 87,825
        Net income and assumed exercises of
--------------------------------------------------------------------------------------------------------------------
        stock options                                            $  678,824              2,866,316          $.24
--------------------------------------------------------------------------------------------------------------------


                                                                                        Average
                                                                   Income               Shares
FOR THE SIX MONTHS ENDED JUNE 30, 2000                          (Numerator)          (Denominator)      Per Share
--------------------------------------------------------------------------------------------------------------------
Basic
        Net income                                               $1,177,497             2,744,194           $ .43
--------------------------------------------------------------------------------------------------------------------
Diluted
        Assumed exercises of stock options                               --                79,437
--------------------------------------------------------------------------------------------------------------------
        Net income and assumed exercises of
        stock options                                            $1,177,497             2,823,631           $ .42
--------------------------------------------------------------------------------------------------------------------


                                                                                        Average
                                                                  Income                Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2000                        (Numerator)          (Denominator)     Per Share
--------------------------------------------------------------------------------------------------------------------
Basic
        Net income                                                 $632,621              2,748,570          $ .23
--------------------------------------------------------------------------------------------------------------------
Diluted
        Assumed exercises of stock options                               --                 77,890
--------------------------------------------------------------------------------------------------------------------
        Net income and assumed exercises of
        stock options                                              $632,621              2,826,460          $ .23
--------------------------------------------------------------------------------------------------------------------

NOTE 5 - NEW ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. Statement 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The Company must adopt Statement 142 at the beginning of fiscal year 2002. The adoption of FAS 142 will not have a material effect on the Company.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

On June 27, 2001, Park Meridian Financial Corporation (the "Company") issued a joint press release with Regions Financial Corporation ("Regions") announcing that the Company and Regions had entered into a merger agreement for the acquisition of the Company by Regions. A copy of the press release is filed on a
Schedule 14A of the Company dated June 27, 2001, which is incorporated herein by reference. The merger with Regions is expected to close in the fourth quarter subject to shareholder and regulatory approval.

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

The interim period ended June 30, 2001 represents the thirty-ninth quarter of operations of the Bank. The Charlotte metropolitan area and the states of North and South Carolina continue to have very favorable economic conditions and robust growth, providing a positive environment for the growth of the Company. The Bank has a substantial capital base provided by an additional secondary offering in the second quarter of 1997, the exercise of options, and the continued growth in earnings. This capital provides a good base to support current and future growth.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 2001 was $1,435,000, a 21.8% increase over the $1,177,000 reported for the first six months of 2000. Basic earnings per share for the six months ended June 30, 2001 increased 20.9% to $.52 compared to $.43 reported for the same six month period in 2000. Earnings per share on a diluted basis amounted to $.51 per share for the six months ended June 30, 2001 compared to $.42 for the six months ended June 30, 2000.

Net income for the three months ended June 30, 2001 was $679,000, a 7.3% increase over the $633,000 earned in the second quarter of 2000. Basic earnings per share for the three months ended June 30, 2001 were $.24, compared to $.23 reported for the second quarter of 2000, an increase of 4.3%. Diluted earnings per share for the three months ended June 30, 2001 were $.24 compared to $.23 for the same period in 2000.

The increase in net income for the three and six month periods ended June 30, 2001 is primarily due to an increase in noninterest income. Noninterest income increased 43.6% and 75.5% for the three and six month periods ended June 30, 2001, respectively, when compared to the same three and six month periods in 2000. The increases in non-interest income are primarily attributable to an increase in mortgage banking fees and derivatives mark-to-market.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance for loan and lease losses when management believes that the collection of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans and leases, based on evaluations of their collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the loan and lease portfolio, overall portfolio quality, review of specific problem loans and leases and current economic conditions and trends that may affect the borrowers' ability to pay. The evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows on impaired loans, which may be susceptible to significant change in the future.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan and lease losses and losses on real estate owned. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan and lease losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan and lease losses at an adequate level. For the six months ended June 30, 2001 the provision charged to expense was $230,000. This decrease of $199,000 from the comparable period in 2000 is a result of slower growth in loan portfolio and management's review of the loan portfolio. Asset quality remains sound and slightly improved from the prior year. For the quarter ended June 30, 2001 and 2000, the provision charged to expense was $90,000 and $177,000, respectively.

At June 30, 2001 the Bank had two nonaccrual leases totaling $81,000. At June 30, 2000 the Bank had 1 nonaccrual loan and two nonaccrual leases totaling $102,000. The bank had no real estate owned at either period end. The following table presents changes in the allowance for loan and lease losses for the six months ended June 30, 2001 and 2000, respectively.

                                                   JUNE 30, 2001         JUNE 30, 2000
---------------------------------------------------------------------------------------
Beginning balance                                   $ 2,763,447          $ 1,997,453
---------------------------------------------------------------------------------------
Provision charged to operations                         230,000              429,000
---------------------------------------------------------------------------------------
Loan and lease charge-offs                             (111,824)                  --
---------------------------------------------------------------------------------------
Less loan and lease recoveries                            3,790                   --
=======================================================================================
ENDING BALANCE                                      $ 2,885,413          $ 2,426,453
=======================================================================================

NONINTEREST INCOME

Noninterest income during the six months ended June 30, 2001 was $1,317,000, an increase of $567,000, from $750,000 during the comparable period in 2000. The increase is primarily due to an increase in mortgage banking income, which was caused, by an increase in refinance activity as a result of the decline in interest rates for the year. In addition, the Company adopted SFAS 133 resulting in recording unrealized gains on derivatives of $189,000 for the first six months of the year.

For the quarter ended June 30, 2001, noninterest income increased $190,000, or 43.6%, from $436,000 for the same period in 2000. This increase is primarily due to an increase in mortgage banking income for the quarter. The interest rates declining for the quarter resulted in an increase in mortgage banking fees from refinance activity for the second quarter of 2000.

NONINTEREST EXPENSE

Total noninterest expense for the six months ended June 30, 2001 was $2,563,000, or 1.3% higher than the $2,530,000 for the six months ended June 30, 2000. The largest increase was in salaries and employee benefits, which increased $43,000, or 3.0%, to $1,465,000. The increase in salaries and employee benefits is attributable to normal pay increases as well as the hiring of additional personnel. Printing and supplies also increased $38,000, or 26.6%, to $182,000 compared to $143,000 for the same period in 2000. The increase in printing and supplies is a result of purchasing supplies for the opening of the new branch at Lake Norman.

For the three months ended June 30, 2001, noninterest expense decreased 10.3% to $1,231,000 compared to $1,372,000 for the same three month period in 2000. The decrease in salaries and employee benefits and the decrease in professional fees accounted for most of the decrease. For the quarter ended June 30, 2001, professional fees totaled $66,000, a 51.4% decrease from the $136,000 total for the second quarter of 2000. The formation of the Company as a bank holding company during the second quarter of 2000, resulted in higher professional fees for the second quarter 2000. During the second quarter of 2001, salaries and employee benefits decreased as a result of lower employee bonus accrual for the quarter combined with increased expense deferrals resulting from successful loan originations.

ASSETS AND LIABILITIES

For the six months ended June 30, 2001, total assets increased $12,490,000, or 4.4%, to $298,222,000 compared to December 31, 2000 total assets of $285,733,000. The primary source of the growth was loans. Loans increased $23,077,000, or 12.0%, compared to December 31, 2000. Loans and leases accounted for substantially all of the growth with the funding coming from the growth in deposits. Deposits increased by $8,527,000 to $205,785,000 at June 30, 2001 compared to $197,258,000 at December 31, 2000. Money market accounts represented most of the growth as customers continued to respond positively to special deposit campaigns.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are also presented in the following table. The Company's actual capital amounts and ratios are substantially the same as those of the Bank presented below.

                                                          June 30, 2001
-------------------------------------------------------------------------------------------------------------
                                    Actual             For Capital Adequacy             Well Capitalized
                                Amount      Percent         Amount    Percent            Amount      Percent

-------------------------------------------------------------------------------------------------------------
Total Capital (to Risk
 Weighted Assets)          $29,376,000        11.98%   $19,623,000       8.00%      $24,529,000       10.00%
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Risk
 Weighted Assets)           26,490,000        10.80      9,812,000       4.00       $14,717,000        6.00
-------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to
 Average Assets)            26,490,000         9.45     11,217,000       4.00       $14,021,000        5.00
-------------------------------------------------------------------------------------------------------------


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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.


                  Exhibit No.       Exhibit
                  -----------       -------

                     2.1            Agreement and Plan of Merger dated as of June 26,
                                    2001 by and between Park Meridian Financial
                                    Corporation and Regions Financial Corporation.

                     2.2            Stock Option Agreement dated as of June 26, 2001 between
                                    Park Meridian Financial Corporation and Regions Financial
                                    Corporation.

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


PARK MERIDIAN FINANCIAL CORPORATION



    /s/  Joseph M. Dodson                                 Date: August 13, 2001
 -----------------------------------------------               ----------------
 Joseph M. Dodson, Chief Financial Officer


    /s/  Kevin T. Kennelly                                Date: August 13, 2001
 ----------------------------------------                      ----------------
 Kevin T. Kennelly, President and Chief
  Executive Officer